Form 10KSB
period 1996-04-30
COMPOST AMERICA HOLDING CO INC
filed 1996-08-13
CIK 1008882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 [No Fee Required]

                    For the fiscal year ended April 30, 1996
                            Commission File #0-27832


                      COMPOST AMERICA HOLDING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                             22-2603175
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


320 Grand Avenue    Englewood, New Jersey                           07631
(Address of Principal Executive Office)                           (Zip Code)

Registrant's telephone number, including area code: (201)541-9393

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

1.  Common Shares, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State the issuer's revenues for its most recent fiscal year:

                                     $46,954

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days - $ 23,411,245 (approximate as of June 30, 1996)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock - 15,177,966 shares outstanding as at July 31,
                   1996.

Documents Incorporated By Reference - None

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       1285 Ave. of the Americas
                                       3rd  Floor
                                       New York, New York  10019

                                     PART I

Item 1. Description of Business

Background

     The Company was incorporated on August 20, 1981 in the State of New Jersey under the name Alcor Energy and Recycling Systems, Inc. ("Alcor") for the purpose of designing, constructing, managing and operating resource recovery facilities. On January 23, 1995 Alcor acquired all of the outstanding shares of Compost America Company of New Jersey, Ltd. ("CANJ"), which had been incorporated on December 17, 1993 in the State of Delaware for similar purposes, and subsequently changed its name to Compost America Holding Company, Inc. The Company conducts its business directly and through its wholly-owned subsidiary CANJ. The Company has two other wholly-owned subsidiaries, both presently inactive; Compost America Technologies, Inc., incorporated in Delaware on June 15, 1995 to license certain rights to composting technology and Gardenlife Sales Company, Inc., incorporated in Delaware on March 1, 1996 to handle future sales of produced compost by the Company. CANJ itself has six subsidiaries, Newark Recycling and Composting Company, Inc. ("NRCC"), incorporated in Delaware on May 10, 1994, owned 75% by CANJ and 25% by Prince Georges Contractors, Inc., doing business as Potomac Technologies, Inc. ("PTI"), an unaffiliated company, with NRCC itself owning 100% of American Bio-Ag, and five wholly-owned subsidiaries, Monmouth Recycling and Composting Co., Inc., incorporated in Delaware on May 10, 1994, Chicago Recycling and Composting Company, Inc., incorporated in Delaware on August 4, 1995, Gloucester Recycling and Composting Company, Inc., incorporated in Delaware on August 15, 1994, Philadelphia Recycling and Composting Company, Inc., incorporated in Pennsylvania on March 8, 1995 and Miami Recycling and Composting Company, Inc., incorporated in Delaware on November 17, 1995, which itself owns all of the outstanding common stock of Bedminster Seacor Services Miami Corporation, a Florida corporation. Unless otherwise indicated, references to the Company includes the Company and its subsidiaries and CANJ and its subsidiaries.

      The Company is a development stage company which, through its subsidiaries, will construct, manage and own enclosed organic material recycling compost manufacturing plants. Composting is a method of converting the organic portion of garbage (Municipal Solid Waste--"MSW") and sewage sludge into a peat moss like product with agronomic benefits. The Company will be paid fees ("tipping fees"), just as landfills and incinerators are paid, for receiving and processing the organic waste and sewage sludge. The Company also will receive revenues from the sale of the compost it produces. The Company anticipates that it will be competitive with other waste management options by locating its plants convenient to urban centers, thus eliminating the need to use local transfer stations and reducing the transportation costs associated with hauling waste to distant out-of-state landfills. The Company's first project will be a 200,000 square foot fully enclosed composting facility in Newark, New Jersey ("Newark Project"), which is 75% owned by the Company through CANJ, and 25% owned by PTI.

     The Company's executive offices are located at 320 Grand Avenue, Englewood, New Jersey 07631-4355. The Company's telephone number is (201) 541-9393; fax
(201) 541-1303.

Introduction

     The Company is a development stage company in the business of developing large scale Company owned organic waste recycling facilities which will process commercial and residential food, soiled paper and coated cardboard, among other organic wastes, which are found in municipal and commercial solid wastes ("organic waste") and sewage sludge ("biosolids") from municipal waste water plants into compost and, in the business of the land application of biosolids. The Company through its subsidiary entities, currently has five projects actively under development and is negotiating for additional projects which it plans to acquire through acquisition, merger or joint venture. To date, the Company has had no revenues from operations and has utilized private financing for the development of each of its projects and for general corporate expenses.

     The Company uses a combination of patented and proven technologies currently in use at composting plants in Europe and the United States. The Company plans to construct fully enclosed, environmentally sound facilities, each capable of processing 300 to 700 tons per day of varying amounts of organic waste and biosolids. Initial efforts have been concentrated (1) in New Jersey, where a progressive regulatory environment, extensive waste supply and some of the highest organic waste and biosolids disposal ("tipping") fees in the United States make it a most attractive market for the Company to develop composting facilities and where, in Newark, New Jersey, the Company hopes shortly to commence construction of its first enclosed composting facility; (2) in Florida, where the City of Miami has entered into a 30 year "put or pay" contract with a corporation which the Company recently has acquired, and where the Company, on March 29, 1996, purchased property for which it has received a state composting permit; (3) in Chicago, where a site has been optioned and a permit application has been filed and a Facility Construction and Development Permit received for a composting facility; (4) in Monmouth County, New Jersey, where an agreement has been executed to acquire property where the Company believes a permit may be obtained to build an invessel composting facility, and (5) in Gloucester City, New Jersey, where a demonstration composting project is in the final stages of planning and, upon proof of concept to the local Mayor and Council, will be upgraded to a full scale commercial facility.

The Compost Industry

Introduction

     The Company believes that the compost industry has entered into a period that should allow for rapid growth. Economic, legal and regulatory factors have converged to create the impetus for the development of composting facilities capable of converting the organic fraction of municipal and commercial solid waste ("MSW") and sewage treatment plant biosolids into a "beneficial use product" called compost.The Company hopes to capitalize on this opportunity by developing company owned composting facilities to be constructed by Black and Veatch Corporation and to be operated by the Professional Services Group, Inc., unaffiliated companies which construct and manage similar plants across the United States. The Company expects that its composting facilities will have sufficient resources to assure the efficient, effective and cost-competitive production of high quality compost. The Company expects to be able to compete effectively on price ("tipping fees") with landfills and incinerators and yet be environmentally superior in that the organic fraction of municipal and commercial solid waste and biosolids will be recycled into environmentally safe compost.

State of the Waste Industry

     The quantity of solid waste and biosolids generated in the United States each year continues to grow while the trends in managing this waste are changing. Landfill capacity in many areas of the country continues to diminish due to the stricter regulation of Subtitle D of the Federal Resource Conservation and Recovery Act. Twelve states have less than five years of available capacity remaining. Incineration has reached a ceiling in terms of future growth due to environmental (Clean Air Act) and "NIMBY" (Not In My Backyard) concerns regarding the desirability of additional incinerating capacity and future sites. Curbside recycling of plastic, glass, aluminum, ferrous and clean paper materials continues to grow, maturing from source separation regulation to the common daily practice of almost 100,000,000 Americans. The source separation of plastic, glass, aluminum and ferrous materials has, in turn, significantly increased the quality of the organic content of the remaining waste, making composting a more efficient alternative to either incineration or to landfilling. The "Ocean Dumping Act" banned ocean dumping of sewage sludge and has mandated land based use alternatives. The "Clean Water Act" has resulted in dramatic increases in the quantity of "clean" biosolids, creating further recycling (composting) opportunities. The growth of recycling and composting can be expected to continue as regulatory, environmental and economic pressures continue to converge. Composting is a primary waste management method which the Company believes, unlike landfills and incinerators, can be successfully built in urban America.

     Although the terms solid waste, garbage and trash are used as general terms, approximately 70% of these wastes are "organic". Solid wastes include the following:

Municipal and Residential Organic Waste

     sewage sludge
     septage
     municipal solid waste
     leaves
     grass
     tree stumps
     stable waste
     Christmas trees

Commercial Organic Waste

     meat, fish, fowl processing waste
     canning byproducts and residues
     restaurant waste
     produce processing waste
     animal by-products and waste (including paunch manure) pallets (wood, cardboard) waxed and coated cardboard soiled paper school paper and cafeteria waste grocery store waste

Solid Waste Trends

     The United States each year generates approximately 300 million tons of solid waste, of which approximately seventy percent, or 120 million tons, are organic compostables and approximately 200 million tons of biosolids from sewage sludge waste water plants. The following milestones have occurred which created forces of change which had the effect of permanently restructuring America's waste management industry and created a significant composting opportunity:

* The Federal Ocean Dumping Ban of 1988 prohibited ocean disposal of all municipal biosolids after December 31, 1991. As a result, domestic treatment works which had been ocean dumping were forced to develop land based management strategies, such as composting, which offered the beneficial use of biosolids.

* The Part 258 municipal solid waste landfill regulations of 1993 established minimum requirements for new and existing landfills. These national regulations put new standards in place for landfill location restrictions, operational requirements, design standards, groundwater monitoring, corrective action, closure and post-closure care and financial assurance. The result has been the closure of "open dumps" and the upgrading of existing facilities. The Company believes that this will result in higher landfill tipping fees and reduced capacity as substandard facilities must spend money to upgrade, or close.

* The 40 CPR Part 503 regulations of 1993 set national standards for the management of biosolids. These regulations establish the characteristics that biosolids must meet for different processes and land application. They also transform the highest quality biosolids from a waste material, heavily regulated by state and federal law, into a product that can move freely in commerce with no regulations beyond the production point. This results in a level playing field throughout the United States for the distribution of compost products to end users.

* The Federal lean Water Act of 1977 resulted in substantial funding to state and local governments through the "Construction Grants Program" to upgrade domestic treatment works. Through this upgrade, domestic treatment works advanced beyond primary treatment to add secondary microbial treatment and chemical tertiary treatment. This resulted in a production of higher quantities of biosolids. In addition, under the National Pollutant Discharge Elimination System permitted program, industrial pretreatment resulted in substantially cleaner biosolids which are ideal for composting and use as a landscape/manufactured topsoil product in commerce.

* The cessation of Federal Clean Water Act funding to state and local governments has fueled the movement to privatization for the development of new capacity for biosolids management, such as through in-vessel composting facilities constructed by the Company.

* The creation of the National Compost Council by Proctor & Gamble and environmental groups in 1990 which serves as an independent source of unbiased technical expertise in the composting field. The Council has published significant literature and guidance on proper composting procedures and serves as a national clearinghouse of technical information, bringing a high profile and level of creditability to composting.

* The national proliferation of recycling programs throughout the late 1980's and 1990's which have removed the vast majority of inorganic materials from the municipal waste stream. Nearly every state has adopted voluntary, and in some cases mandatory, recycling goals. In all cases, initial efforts focused on newspaper, aluminum cans and glass containers. Many programs have been expanded to capture plastics, tin/bimetal cans, white goods, household hazardous waste, waste oil collection, universal waste and pollution prevention programs help ensure that any materials of concern are managed separate from municipal waste.

* The continuing decline of urban centers led to the development, in the 1980's, of an effort to clean up and make use of the property located at the heart of urban America. These properties are at the center of biosolids and solid waste generation and cities want to increase their tax base and to generate jobs. Unlike incinerators and landfills, the development of in-vessel composting facilities becomes a compatible land use desirable to local governments. Proximity near the source of waste generations also reduces transportation costs and provides economies of scale which make in-vessel composting a desirable waste management method.

Disposal Alternatives

     Introduction. Approximately 62% of the solid waste generated in the United States goes to landfill, 15% goes to energy incinerators, 1% to conventional incinerators, and 22% is recycled (source: EPA Characterization of MSW in the USA). These percentages will continue to change due to economic, legal and regulatory trends which emerged in the early 1990's.

     Source Reduction. Recently, there has been an attempt to emphasize on source reduction. However, source reduction is not a disposal alternative. Rather, it seeks to reduce the quantity of the disposable wastes at the outset. Packaging in bulk, or leaving grass clippings on the lawn are two examples of proposed source reduction steps. Source reduction would most likely not reduce the amount of organic compostables available to the Company, since the materials composted by the Company are not subject to source reduction.

     Landfills. The number of landfills in the United States continues to decline from approximately 30,000 in the 1970's to less than 3,600 today. The continued reduction in the number of landfills will result from a combination of factors, including increasingly stringent operating and environmental regulations, renewed enforcement activities and a reluctance on the part of municipalities to permit new landfills.

     This continued closure of existing landfills will not only have a significant impact on alternative technologies for disposing of organic solid waste, but the higher cost of development, permitting and operating new landfill space, along with increased transportation and transfer station fees, will create a pricing floor allowing for the growth of alternative waste solutions and technologies specifically emphasizing composting. Disposal costs, including transportation, transfer station thruput fees and landfill tip fees, are highest along the Eastern seaboard. In some areas, such as Florida, the Mid-Atlantic states and New England, disposal costs are in excess of $64 a ton, and in northern New Jersey, New York City and Long Island, disposal rates are in excess of $100 per ton.

     Incineration. A volume reduction option for municipal and commercial waste is incineration. There are presently less than 160 waste to energy plants in operation in the United States with a total capacity of approximately 30 million tons per year. Typical plants range from 400 tons per day to 2,000 tons per day. Incinerators do not dispose of waste, they merely reduce the volume of waste going to landfills, typically by about 90% (75% reduction by weight).

     The use of incineration was the result of a significant increase in tipping fees, the subsidizing of incinerator costs through electrical energy rates, the acceptance of the technologies combined with operating and performance guarantees by large credible companies and reductions in local landfill space combined with pressures by municipalities to cap the escalation of long term MSW disposal costs.

     Local resistance to the development of new incineration plants will be a significant deterrent to the growth of incineration as a solution to the solid waste disposal problem. Additionally, the subsidizing through electrical energy rates will be eliminated.

     Recycling. Recycling is recognized as a waste recovery strategy whereby waste materials are beneficially converted into useful products. Initially,recycling included only metals, plastics, glass and some paper. Today recycling includes "organic materials" which represent up to seventy percent (70%) of the solid waste stream. The Company believes that composting is the only viable method to recycle organic waste materials.

     Federal, state and local laws and regulations have played an increasingly important role in the growth of recycling. Many states and the District of Columbia have instituted recycling laws. Such states, including New York, California, Florida, Illinois, Maryland, New Jersey, Ohio, Pennsylvania, Connecticut and Massachusetts, have mandated recycling goals. Some states have mandatory source separation laws.

     Recycling methods include: (1) curbside collection, (2) drop off centers,
(3) MRF (material recovery facilities), (4) recycling centers (where commingled recyclable materials are separated for recovery through manual and automated techniques) and (5) composting facilities where the organic fraction of MSW and sewage sludge are processed into compost.

     The Company believes that the trend toward recycling should continue to increase for numerous reasons, including:

          1. Increasing consumer/business awareness regarding the environmental concerns of waste disposal;

          2. The development of industry solutions to using recycled materials and in creating new products, primarily resulting from the availability of consistent, price competitive supplies of recycled materials;

          3. A proliferation of mandatory recycling goals and laws; and

          4. The economic and beneficial use of processing the organic fraction of MSW and sewage sludges into compost.

     The Interrelationship of Waste Management Methods. While each of these three major waste management methods will be used at various times and locations, composting should experience dramatic growth.

     Compost facilities will recycle organic waste materials, including the organic fraction of MSW and sewage sludge, so as to meet federally mandated regulatory guidelines. While some portion of the various organic waste materials will be commingled with plastic, glass and metals and processed together, a significant portion of the commercially generated waste will be source separated and not commingled, thereby offering a significant opportunity for composting.

     Incinerators and/or refuse derived fuel facilities will seek to receive mostly dry wastes and will seek to limit those items that are high in nitrogen and moisture or which can be readily recycled (composted). Landfills will receive those wastes that are not incinerated, recycled and/or composted.

The National Market

     Organic recycling will require the use of in-vessel composting facilities designed to meet all environmental regulations while producing a beneficial use product (compost) using sewage sludge and the organic fraction of MSW as the feed stock. The demand for organic recycling will be driven by higher tipping fees, reduced local landfill space, higher incinerator costs and the overall impact of urban development on a nationwide basis.

     The Company believes that this projected increased demand for organic recycling will create the opportunity for the Company to expand its existing project base from New Jersey, Chicago, Illinois, and Miami, Florida, into other major urban areas in the United States. The Company estimates that within the next ten years there will be a significant demand for in-vessel composting facilities in urban areas throughout the United States, each with a capacity of 300-500 tons per day, capable of processing the organic fraction of MSW and sewage sludge. Furthermore, given to the capital constraints of municipalities, the lack of significant state or Federal grants or loans, and the pressing need of rapidly satisfying federal and state requirements, the Company believes that a significant number of these facilities can be expected to be privately owned.

The Environment For Composting In New Jersey

     In 1993, the New Jersey Department of Environmental Protection ("NJDEP"),issued two comprehensive plans governing the strategy for managing New Jersey's waste through the year 2003. These plans, the "Statewide Sludge Management Plan Update", and the "Solid Waste Management State Plan Update 1993-2002", together with Governor Whitman's current updates, are addressing the major problems in the waste industry in New Jersey. As a result, significant new business opportunities, principally in the area of recycling and composting, have developed. Important highlights of these plans include the following:

* The state must recycle sixty percent of its total waste stream and fifty percent of its municipal waste stream by December 31, 1995. Through calendar year 1993, the State reported having achieved a 53% total waste stream rate (including construction debris and junked cars) and a 40% municipal waste stream rate.

* New Jersey must cease all waste exports and become one hundred percent self sufficient by December 31, 1999. Over the past seven years, new in-state capacity and increased recycling have reduced exports from four million to two million tons per year.

* Sixty-one percent of New Jersey's sewage and two million tons per year of solid waste which is now exported to other states must be recycled, beneficially reused or disposed of within the state by December 31, 1999.

*    Composting is promoted; new incinerators are discouraged.

* One hundred sixty-eight landfills which have been closed must be re-vegetated. Over 400 additional sites which closed prior to the State's Sanitary Landfill Closure Statute being passed also may require re-vegetation in the future.

* Source separated food wastes are now exempt from county waste control regulations.

* Leaves are banned from landfill disposal or incineration statewide and grass is a prohibited waste type for acceptance in some State issued incinerator permits.

     The implementation of these policies, along with the enactment of complementary legislation, has created a fertile environment for the development of in-vessel composting plants. Therefore the Company has targeted three of its first five facilities in the State of New Jersey. Additional elements of the state's solid waste and sewage sludge management plans include the following:

Regionalization

     The state has moved away from its previous approach which called for each of the twenty-one counties (and one special district) to develop individual plans for waste processing. Instead, the NJDEP is encouraging the development of regional disposal facilities to serve more than one county. This sets the stage for partnerships in the development of new source separated organics and MSW composting facilities between counties which currently export waste, as well as counties using landfills which wish to preserve capacity and counties which incinerate and wish to reduce emissions (such as SO2 from grass) and improve Btu values, which generally are diminished by high organic waste content.

County Solid Waste Plans

     A requirement of New Jersey's solid waste plan is that each county must submit a waste plan conforming to the objectives and requirements of the state plan. The counties bear the primary responsibility for achieving self sufficiency, recycling and source reduction goals established by the NJDEP. One of the state's objectives is to manage organic wastes through composting.

Permitting Improvements

     The NJDEP is involved in a comprehensive effort to streamline and improve its overall permitting capabilities. The NJDEP recently announced a new food waste permit which is simpler and less costly than previously required municipal solid waste or sludge permits. The State also recently announced a program to pursue "performance partnership agreements" where traditional operational requirements are maintained, but programs for advanced environmental protection will be voluntary, selected by facility owner/operators and memorialized in consent agreements entered with the State. The benefit of entering such agreements will be reduced bureaucratic requirements and reduced reporting and inspection which will bring compliance costs down for the Company's planned New Jersey facilities.

Promoting The Development Of The Compost Industry

     As a follow up to the development of the solid waste and sludge management plans, New Jersey's governor issued Executive Order No. 91 in October 1993, requiring state agencies to purchase recycled products. Specifically, all state agencies must now utilize compost and soil amendments made from organic materials in maintenance, landscaping and construction of public lands or projects. These products shall be used in lieu of other non-recycled products (i.e., farm topsoil, peat moss and chemical fertilizers). The purpose of this legislation is to create new high volume end markets for compost, a product made from recycled materials, so that more private compost facilities will be built.

Waste Hierarchy

     The state's solid waste plan is based upon a hierarchy of waste handling and disposal methods. The waste hierarchy, in order of priority, is as follows:

*    Source reduction;

*    Source separation and recycling;

*    Composting of source separated waste;

*    Materials recovery systems;

*    Solid waste composting;

*    In-state landfilling and regional incineration;

*    Out-of-the-state landfilling (as a short-term measure only).

     The economic, regulatory and legislative environments in New Jersey have quickly evolved to create a favorable environment for the development of in-vessel compost plants in the state. In order for the state to achieve its recycling and waste self-sufficiency goals, the more than $300 million dollars per year that is presently spent on disposing of waste out of state must be re-channeled into recycling before the end of the decade. Given that statewide mandatory recycling has already been in effect in New Jersey for over eight years, the only realistic way to achieve the state's recycling and self-sufficiency goals is through source separated organic waste composting.

Other Key Factors Supporting the Company's Plans for New Jersey

In addition to the policy framework outlined above which is supportive of developing in-vessel composting systems, a number of other key factors reinforce the Company's initial efforts to focus on project development in the State of New Jersey.

* Source Separated Organic material is considered a "recyclable commodity" in New Jersey if destined for composting. It is therefore exempt from "flow control" and can move as a "product in commerce."

* New Jersey has had mandatory recycling in place for eight years and has achieved a 40% MSW recycling rate. These advanced recycling programs in each town already have removed a large percentage of inorganic material, such as glass, aluminum, tin and bimetal cans, and plastics, thereby creating cleaner organic waste streams.

* In terms of pricing, New Jersey has some of the highest tipping fees in the United States, particularly in the northeastern part of the State surrounding the Newark project site. The average tipping fee for commercial landfill, incineration and transfer station facilities in the immediate area of the Newark facility is nearly $102 per ton.

* From a disposal standpoint, only three facilities exist in the entire northeastern region of the State; two mass burn incinerators and one landfill. The landfill has less than one year of remaining capacity and virtually no chance of being expanded. All other MSW is exported to out-of-state landfills through expensive transfer station operations.

* The are no new disposal facilities in the development, planning or construction stage in all of New Jersey other than those of the Company.

* Distances to major commercial out-of-state disposal facilities are significant from most of New Jersey, and especially from its northeastern area. For example, distances from Newark to Waste Management Inc.'s GROWS and Tulleytown Landfills in Lower Bucks County, Pennsylvania are about 120 miles round trip, and the distance to the Empire Landfill in Taylor, Pennsylvania is about 200 miles round trip. Since distances to commercial out-of-state disposal facilities are too great for direct haul transportation from the northeastern region, the use of expensive transfer stations presently is required.

* Should waste flow regulations be eliminated, the nearest out- of-state disposal facilities may be heavily used beyond permitted and logistical capabilities leading to long lines, time delay and heightened regulatory scrutiny by state and local enforcement agencies. Solid waste haulers are primarily in the "collection" industry. Being able to move quickly in and out of the Company's Newark facility will be of great utility to these haulers, for whom "time is money."

* Should waste flow regulations be eliminated, demand for the use of out-of-state landfills will increase, no doubt leading to an increase in their tipping fees. These higher tipping fees will be supported by the baseline requirements of the U.S.E.P.A.'s Part 258 landfill requirements

* Should "Economic Flow Control" strategies be implemented, rates will be market based and should stay in the range of $70 to $80 per ton.

* Most solid waste movement will be from northeastern New Jersey and New York City to points west, bringing it past the Company's New Jersey facilities.


The Company's Response

Introduction

     With proven technologies and strategically located sites in Newark, New Jersey, Chicago, Illinois and Miami, Florida, the Company believes that it is poised to meet a significant portion of the organic recycling market demand.

     The Company, directly and through its subsidiaries and affiliates, is in the business of recycling organic wastes including the organic waste fraction of MSW and sewage sludge, by converting them into compost and other soil products which it plans to sell, through its Gardenlife Sales Company, Inc. subsidiary. The process which the Company will employ is composting, or the controlled decomposition of organic matter into humus (a component of soil). Like a landfill or an incinerator operator, the Company will be paid to accept waste from the generators of organic materials. In selected markets, like New Jersey, Illinois and Florida, the Company believes that the opportunity to create a profitable business based upon the efficiencies of receiving and processing large volumes of organic waste into compost is significant.

Teaming

     While each of the Company's composting facilities will be owned and operated through a different Company subsidiary, the various projects will be designed, engineered, constructed and, once "on-line", operated by "teaming partners", non-affiliated entities who are proven leaders in their own core competencies. These strategic teaming partners either already have executed teaming agreements with the Company, or will do so shortly. The Company intends to use the same teaming partners as it develops its in-vessel composting facilities throughout the United States. The efforts of all project teaming partners are coordinated through the Company, and all technology development, siting, permitting, waste procurement, financing and compost marketing will be done by the Company itself "in house." The Company's principal teaming partners are their core competencies are:

Engineering, Procurement and Construction - Black & Veatch
Operations - Professional Services Group
Construction - VRH Construction Corp.
Financing - Paine Webber Inc.
Feasibility Consultant - R. W. Beck
Composting Facility Consultant - Robert Tardy & Associates Biosolids Land Application & Composting - Potomac Industries, Inc.

Black & Veatch. Established in 1915, Black & Veatch has evolved into one of the largest and most respected engineering and construction companies in the world. With more than 4,800 professionals and 45 offices around the world, the firm is constantly ranked among the top 10 firms in various design and construction categories according to leading environmental and construction industry publications. Black & Veatch Environmental Enterprises provides turnkey services
- - project development, engineering, financing, procurement, construction and operation services - and program/construction management for public and private sector environmental projects. Black & Veatch will serve as the Engineering, Procurement and Construction contractor for the Company's projects and will provide a seamless transition to Professional Services Group for the actual operation of the facility.

Professional Services Group. Professional Services Group ("PSG") is the nation's leading operator of municipal wastewater treatment facilities. PSG is a subsidiary of Air & Water Technologies ("AWT"), which itself is controlled by Compagnie Generale des Eaux ("CGE"), the world's largest municipal services company will revenues in excess of $30 billion. PSG has extensive experience in the operation of composting facilities, currently operating biosolids and/or municipal solid waste composting facilities in Baltimore, Maryland; Schenectady, New York; Bristol, Tennessee/Virginia; Hickory, North Carolina; Southbridge, Massachusetts; and Wright County, Minnesota. PSG will operate the Company's composting facilities.

VRH Construction. VRH Construction is one of the nation's top 200 construction management companies. It has participated in managing large projects at La Guardia, Kennedy and Newark airports. The Port Authority of New York and New Jersey is a major and steady client as are all the major airlines which provide services at these various airports.

Paine Webber, Inc. Paine Webber, Inc. is a leading full-service firm with a distinguished 115-year history. Paine Webber has an internationally recognized corporate brand name and a strong reputation for quality client service. Paine Webber serves the investment and capital needs of over two million clients, including individuals, institutions, corporations, state and local governments and public agencies in the United States and abroad. Among the firm's key businesses are private client brokerage, investment banking, municipal securities, real estate, institutional equity and fixed income sales and trading, research, international asset management and transaction services. Paine Webber will serve as senior underwriter and financial advisor for all of the Company's projects and has executed an exclusive Master Letter Agreement to perform this function.

R. W. Beck. R. W. Beck's Solid Waste Practice provides a complete range of services in the fields of engineering, planning, management, economics, environmental analysis and operations analysis. The Solid Waste Practice works with all types of solid waste systems including landfills, incinerators, recycling systems, material recovery facilities and refuse derived fuel plants. This diverse range of knowledge and skills makes R. W. Beck particularly expert in evaluating composting systems within a complete solid waste management overview. R. W. Beck has 12 offices and over 650 employees nationwide.

Robert Tardy & Associates. The principal of Robert Tardy & Associates, Robert Tardy, is a nationally recognized expert in compost facility design. Mr. Tardy directed all aspects of The Composting Council's Operating Guide, which has become a composting industry standard. Mr. Tardy has eleven years experience in biosolids management and has been engaged as a technical consultant for the Newark composting facility.

Potomac Technologies, Inc. Potomac Technologies, Inc. ("PTI") has successfully performed many contracts related to the operation, maintenance and construction of wastewater treatment facilities. PTI maintains the distinction of being one of the only minority owned entities in the United States engaged in the business of managing biosolids. From 1984 to 1991, PTI successfully performed the composting of biosolids for the city of Washington, D.C. and presently is a subcontractor to a joint venture under contract with the District of Columbia to beneficially use approximately 1,000 wet tons per day of biosolids through land application. PTI is a 25% equity partner in the Company's Newark project.


Description Of Composting Technology Used By The Company

     The Company has licensed or contracted for three patented technologies, one of which already has been permitted by the NJDEP. These three technologies will be provided to the Company through agreements with Bedminster Bio Conversion Corporation, D.J. Egarian and Associates and Compost Industries, LLC. The Company's facilities will be similar to operating sites in Europe and the United States. See "Process Description" below. A typical Company facility will convert approximately 300 to 700 tons per day of organic waste materials including MSW and/or sewage sludge into compost.

Process Description

     There are four stages to the composting process:

          (1) The first stage involves the receipt of the incoming organic waste materials. Trucks entering the site will be weighed at a scale and will unload the materials indoors onto a "tipping floor." The waste material will be inspected and accepted. (Any unacceptable materials will either be immediately removed by the trucker, or will be deposited into an on-site container for later removal.)

          (2) Stage two involves mixing the organic materials and commencing the composting process. The material received will be loaded into rotary mixing drums, called "Bio Wet Mills" 12 feet or greater in diameter and between 100 and 220 feet long, where it will be processed for 12 to 72 hours under precise controls. The rotary action of the drums causes the heterogenous and varied carbonaceous and nitrogenous organic waste material to be reduced in size to less than one inch while homogenizing the entire mix. When the desired characteristics have been reached, this thoroughly mixed and partially decomposed material will be discharged from the mixing drums and screened to remove any remaining large and/or inert items. These removed inert materials will be placed in a container for recycling or offsite disposal.

          (3) In stage three, the screened homogenized organic material will be placed in an aerated composting/curing system for up to 90 days, during which time the material will be agitated and processed through biological activity. Temperature, oxygen and moisture monitors connected to a computerized monitoring system will indicate when water and/or air needs to be added in order to maximize the rate of biological activity (i.e., the composting process). When the desired compost characteristics are reached, the cured compost will be removed.

          (4) During the final stage, the compost will be processed through multiple 3/8 inch screens and placed into storage. There will be up to 90 days of final storage capacity at each facility or at satellite storage and blending sites.

     The objective of composting indoors in a controlled environment is to optimize the processing time to convert the organic waste into compost. Another objective is to maximize the volume processed for a given capital cost (which in turn minimizes the capital cost per ton). A key to accomplishing these goals is to monitor and control the composting process through the entire system. Incoming waste materials are mixed to achieve the desired carbon to nitrogen content, moisture level, pH, and material sizing. From the time decomposition starts in the Bio Wet Mills to when it ends in curing area, these and other process parameters are continuously measured. The process variables which will be controlled so that composting occurs at the fastest possible rate are: (a) the moisture content, (b) the oxygen level, (c) the frequency of agitation (or turning of the material), (d)temperature, (e) pH and (f) C/N ratio and (g) particle size. The Professional Services Group facility operator will be responsible for managing the facilities and monitoring the computerized control system to achieve optimal performance.

Odor Control

     An important aspect of the facility's design is its odor control system. The Company's plants will be completely enclosed, with doors opened only to accept deliveries of organic waste materials and to ship finished compost. Each facility will be under negative air pressure, meaning that air will be drawn into the plant when the doors are opened. Process air within the facility will be processed through a chemical filter and/or a bio-filter system, resulting in the emission of only clean air, water vapor and carbon dioxide into the atmosphere. The facilities are being designed so that there will be no negative off-site impact generated by the composting facility.

Transportation Impact

     All of the Company's sites are easily accessible from major state highways and each will have sufficient on-site queuing to manage movement of in and out-bound trucks. As a result, the transportation impact on the local business communities will be minimal.

Noise

     All composting operations will be within enclosed structures and the operations will not generate excessive levels of noise, thus not adversely impacting surrounding property owners. Noise levels will be within all State and Federal noise parameters. Primary sources of noise will be trucks accessing the site, the rotary drum motors and front end loaders which operate inside the buildings. As a result, any impact from noise generated from the operations will be minimal. Facilities will be located in industrial areas or on sites away from residential areas.

Compost Marketing

     Certain of the Company's principals were actively engaged in the marketing of compost in New Jersey and Pennsylvania in the 1980's and early 1990's. They contracted with various municipalities, including the City of Philadelphia, Washington, D.C., and others, to market the compost produced at the municipalities' sewage sludge composting facilities. The marketing activities included performing research studies with agricultural departments in leading universities, developing compost markets, and managing all aspects of the transportation and application of the finished products.

     All of the compost will be marketed under the GARDENLIFE or TURFLIFE tradenames. Compost and blend products made with compost, such as topsoil, will be sold by Garden Life Sales Company, Inc. in combination with local landscape supply companies. Garden Life Sales Company, Inc. has developed a variety of markets for selling compost and blend products. Some of these users will include landscapers, growers, greenhouses, sod farms, golf courses, municipalities,schools and others.

     At present, Garden Life Sales Company, Inc. has had some of its product line certified and approved by NOFA-NJ, the association of organic farmers in New Jersey.

Project Descriptions

Newark Project

     Newark Recycling and Composting Company, Inc., owned 75% by CANJ and 25% by PTI, is developing a minimum 680 ton per day in-vessel composting facility together with an 800,000 gallon per day biosolids dewatering facility located on a 12 acre site in the East Ward of Newark, New Jersey, at the convergence of Routes 78, 1, 9 and the New Jersey Turnpike. The plant is designed to compost sewage sludge from any one or a combination of sludge generators from the New Jersey/New York metropolitan area while utilizing source separated food/paper/wood wastes as the bulking agent. The plant also is permitted to dewater liquid sludge which may be provided from municipal and commercial wastewater plants located in New Jersey. The City of Newark granted preliminary approval to build the facility on November 21, 1994 and final site plan approval on January 30, 1995. Final design drawings and plans have been submitted to the NJDEP. NJDEP air permits have been received, and notice of intent to issue facility operating permits was issued on August 2, 1995. Full construction drawings have been completed and construction bids are being received.

     A final R.W. Beck market demand and feasibility report is anticipated in September 1996, together with final cost estimates, a guaranteed maximum price construction contract from Black and Veatch Construction Corporation and a maximum price/minimum thruput operations, maintenance and management contract from Professional Services Group. The managing underwriter for the project, Paine Webber Incorporated, has advised the Company that it anticipates a closing of approximately $75,000,000 in principal amount of project revenue bonds of the New Jersey Economic Development Authority in September of 1996 to finance this facility. Construction is anticipated to begin immediately thereafter with completion during the first quarter of 1998.

Miami Project

     The Company, through a subsidiary Miami Recycling and Composting Company,Inc., acquired from Bedminster Bioconversion Corporation all of the outstanding stock of its subsidiary Bedminster Seacor Services Miami Corporation, a corporation developing a 150,000 ton per year MSW/sludge co-composting project in northwestern Dade County. The project is based upon a 30 year put or pay contract between the City of Miami and Bedminster Seacor Services Miami Corporation for the composting of all of its residential MSW. The Company also purchased a 45 acre acceptable site which has zoning and state approvals to construct the facility. The Dade County Industrial Development Authority has authorized the issuance of up to $15,000,000 of tax exempt bonds to finance the project and authorization for additional funds is being sought.

Chicago Project

     Chicago Recycling Company, Inc., a wholly owned subsidiary of the Company, is developing an in-vessel composting facility for source separated organic waste and sewage sludge on a site adjacent to a new materials recovery facility and MSW transfer station, both under construction. The Company has entered into an agreement to purchase the site for which all local approvals have been received and applications for required State of Illinois permits were submitted,with the state permit issued in December 1995. Although financing arrangements have not been completed, the Company anticipates financing the project through the issuance of tax-exempt municipal bonds by the local industrial development authority.

Gloucester Project

     Gloucester Recycling and Composting Company, Inc., a wholly owned subsidiary of the Company, together with Compost Industries, LLC, Professional Services Group, Inc., Tardy and Associates and others have organized a composting project to demonstrate the collection and composting of source separated organic wastes from residential and commercial sources in an urban setting. Compostable wastes will be collected from selected neighborhoods in Gloucester City and from commercial establishments with compostable wastestreams that service the same area. Waste providers will include supermarkets,fast food restaurants, convenience stores and other organic waste generators. The organic wastes will be composted by the Company using a new patented in-vessel composting system which the Company has licensed from Compost Industries, LLC. Compost from the demonstration project will be tested and analyzed for safety, nutrient content and physical characteristics.

     Upon the successful operation of this Demonstration Project, the Company plans to seek approval to construct a 300 ton per day food/fiber waste composting facility at the same site. The materials to be processed will come from surrounding New Jersey counties as well as from Philadelphia. The Company anticipates that all required local approvals will be obtained by the first quarter of 1997. The Company signed a thirty year lease/purchase agreement with the City of Gloucester to purchase the property owned by the City.

Monmouth Project

     Monmouth Recycling and Composting Co., a wholly owned subsidiary of the Company, has entered into a purchase option agreement on 15 acres in Freehold Township, Monmouth County, New Jersey. The property is adjacent to a permitted outdoor windrow composting facility which the Company had signed an agreement, amended various times, to purchase by June 30, 1996. Though the June 30, 1996 closing did not occur, the Company continues to be involved in negotiations to purchase the outdoor composting facility. The outdoor facility is permitted to compost up to 50,000 tons per year of supermarket produce waste and yard wastes. The Company had intended to merge these two facilities, and may attempt to revive the agreement if the environmental concerns are satisfactorily resolved.

Company Financing

     The ability of the Company to successfully complete these projects is dependent upon, among other factors, continued Company financing to cover Company overhead, the completion of project financing to cover the costs of project construction and the acquisition of all applicable permits to allow for the construction and operation of the projects.

Project Financing

     On February 13, 1996 the Company entered into an agreement (the "Master Letter Agreement") with Paine Webber Incorporated ("Paine Webber") pursuant to which Paine Webber agreed to act as sole financial advisor and senior managing underwriter for the Company's projects. On that same date the Company's 75%owned subsidiary, Newark Recycling & Composting Co., Inc. ("NRCC") entered into an agreement (the "Newark Project Letter Agreement") with Paine Webber pursuant to which Paine Webber agreed to act as sole financial advisor and senior managing underwriter for NRCC to raise up to $75 million in a senior-lien tax exempt bond financing to finance the Newark Project. On that same date the Company's wholly-owned subsidiary, Monmouth Recycling & Composting Co., Inc.("MRCC") entered into an agreement (the "Monmouth Project Letter Addendum") with Paine Webber pursuant to which Paine Webber agreed to act as sole financial advisor and sole managing underwriter to raise up to $30 million in a senior-lien tax-exempt bond financing to finance the Monmouth Project. Paine Webber will act exclusively on behalf of the Company in those geographic areas where the Company intends to operate composting facilities. All agreements with Paine Webber are subject to certain terms and conditions as set forth therein.

     Paine Webber anticipates a closing of approximately $70 million for the Newark Project in June 1996, making funds available for the commencement of construction for this Project immediately thereafter. Without this project financing, the Company will be unable to construct or operate this proposed facility, and the Company's future viability would be in doubt.

Facilities Sitings and Permits

     Most aspects of location, construction and operation of composting facilities are regulated by the states and subject to state and Federal environmental laws. Obtaining local approvals and state air, water and operating permits is a detailed and complex process, in many cases taking years to successfully complete. This is especially true where the compost facility is to be located in or near urban areas. Representative approvals to be obtained in most jurisdictions include Local Planning Boards, Zoning Boards, Solid Waste and Water Disposal Boards, Composting Operation Permits, Air Permits and Building Permits.

The Company's Permits

     The Company believes that the permits it already has acquired, and its now proven ability to acquire these permits, reflects the experience and expertise of its management in this area, and provides the Company with an advantage over possible competitors seeking to enter similar geographic markets. To date, the Company has acquired or is in the process of acquiring the following permits for each of its five projects:

Newark Project

     1. November 21, 1994--City of Newark grants preliminary approval to build the facility

     2. January 30, 1995--City of Newark grants final site plan approval to build the facility

     3. September 26, 1995--New Jersey Department of Environmental Protection("NJDEP") issues air quality regulation permit controlling emission limits

     4. October 16, 1995--Application for a Treatment Works Approval for liquid sludge storage and treatment is filed with NJDEP, with approval anticipated in June 1996

     5. October 25, 1995--NJDEP Division of Water Quality issues a

New Jersey Pollutant Discharge Elimination System permit for a 680 ton per day facility. This permit controls the dewatering, lime stabilization, storage, transfer,composting and distribution of sludge and organic bulking agent.

     6. November 27, 1995--City of Newark Department of Engineering issues a Soil Erosion and Sediment Control permit.

     7. February 26, 1996--Company notified that Final Construction Approval has been authorized by the City of Newark.

Gloucester Project

     1. September 1, 1994--NJDEP Division of Solid Waste Management issues a Demonstration Project Approval for a 10-ton per day in-vessel facility to compost source separated organic waste, vegetative and food processing waste and NJDEP Air Pollution Control Program issues a Temporary Certificate to Operate Control Apparatus permit to demonstrate the feasibility of collecting and composting source separated organic wastes from residential and commercial sources.

Chicago Project

     1. All local approvals received from Village of Riverdale, Illinois.

     2. December 1, 1995--Illinois Environmental Protection Agency, Bureau of Land, issues a construction and development permit for a facility to compost 350 tons per day of source separated organics and sewage sludge.

Miami Project

     1. County zoning approvals to construct 285,000 ton per year MSW/sludge co-composting project in western Dade County have been received.

     2. A state composting permit has been received.

     In addition, the Company believes that it will benefit from the Interstate Memorandum of Understanding under which the states of New Jersey, California, Illinois and Massachusetts have signed a reciprocal technology transfer agreement whereby the states will mutually accept support data and the results of demonstrations, evaluations and certifications of environmental technologies that are conducted by the other member state environmental agencies. Once fully established, this process should greatly reduce the Company's permitting timeframes and application submission costs since it already has obtained benchmark permits in New Jersey and Illinois.

Employees

     The Company presently employs a total of 7 persons, 2 of whom are administrative personnel and 5 of whom are involved in project development. None of the Company's employees are subject to collective bargaining agreements and the Company has not experienced any labor difficulties, work stoppages or strikes.


Item 2. Description of Property

     The Company maintains its executive, finance and accounting offices at 320 Grand Avenue, Englewood, New Jersey rent-free within the offices VRH through March 31, 1996 and thereafter at $4,000 per month for one year, and thereafter on a year by year basis. The Company also leases an office at 350 South Main Street, Suite 313, Doylestown, Pennsylvania. This office consists of approximately 2,000 square feet of space used for administrative purposes only,which are leased from an unaffiliated third party. In December 1995 Newark Recycling and Composting Company, Inc. purchased a 12 acre site in the East Ward of Newark, New Jersey at the convergence of Routes 78, 1, 9 and the New Jersey Turnpike on which the Newark project will be located.

     On March 29, 1996 the Company purchased 45 acres in northwest Dade County, Florida. The Company has entered into an option agreement to purchase the properties for its projects in Chicago, Illinois and Monmouth County, New Jersey. The Company has executed a lease/purchase agreement for the required site for the Gloucester, New Jersey project from the City of Gloucester.


Item 3. Legal Proceedings

     There are no material legal proceedings in which the Company is involved.

Item 4. Submission of Matters to a Vote of Security Holders -

     None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     The Company's shares of Common Stock presently are being traded on the Electronic Bulletin Board of the NASD under the symbol "CAHC", and also are listed in the "pink sheets" of the National Quotation Bureau, Inc. The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for these shares. Such prices necessarily reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

      There were no recorded bids for the common shares of Alcor during the period May 1, 1993 through October 31, 1994, and no recorded bids or offers for the common shares of Alcor or the Company during the period November 1, 1994 through April 28, 1995. Furthermore, the Company has outstanding only 199,500 freely tradable common shares prior to the effective date of this offering. On November 28, 1994 Alcor effected a 1 for 20 reverse split of the shares of its Common Stock.



                       Quarterly Common Stock Price Range



                                 High Bid    Low Bid
                                 --------    -------
1993/1994:
Quarter ended 7/31..............  no bid      no bid
Quarter ended 10/31.............  no bid      no bid
Quarter ended 1/31..............  no bid      no bid
Quarter ended 4/30..............  no bid      no bid

1994/1995:
Quarter ended 7/31..............  no bid      no bid
Quarter ended 10/31.............  no bid      no bid
Quarter ended 1/31..............  unpriced    unpriced
Quarter ended 4/30............... unpriced    unpriced

1995/1996:
Quarter ended 7/31............    $6.00       $4.00
Quarter ended 10/31.............  $6.50       $5.50
Quarter ended 1/31............    $6.50       $5.75
Quarter ended 4/30............    $6.00       $4.75


     As of July 31, 1996, there were approximately 300 holders of record of the shares of the Company's Common Stock.

     To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future may be limited by future preferred stock issuances or by lenders.


Item 6. Plan of Operation

Introduction

     The Company is a "development stage" company and has not generated significant operating revenues from its inception to date. The Company does not expect to generate any significant operating revenues until the Company has successfully financed, constructed and begun commercial operations of one or more of its compost project facilities currently in development. Since a merger between a "public shell" and a "private operating company" is considered to be a recapitalization of the operating company, with no recognition of intangibles as a result of the merger, the acquisition of the Company's subsidiary, Compost America Company of New Jersey, Ltd. (the "private operating company"), on January 23, 1995, has been accounted for as a reverse purchase of the assets and liabilities of the Company by Compost America Company of New Jersey, Ltd. Accordingly, the consolidated financial statements represent assets, liabilities and operations of only Compost America Company of New Jersey, Ltd. prior to January 23, 1995 and the combined assets, liabilities and operations of both companies for the ensuing period. The financial statements reflect the purchase of the stock of Alcor Energy and Recycling Systems, Inc. (the "public shell"), the former name of Compost America Holding Company, Inc., by Compost America Company of New Jersey, Ltd. for stock and the assumption of liabilities of $49,094, this amount being the historical cost of the assets and liabilities acquired. All significant inter-company profits and losses from transactions have been eliminated.

     Since its inception, the Company has met its liquidity needs from the proceeds of the sale of its common stock and from loans made by VRH Construction Corporation, a principal shareholder of the Company whose owners are directors of the Company. The Company received $1,365,860 from private sales of its common stock during the fiscal year ended April 30, 1996, $906,409 from private sales of its common stock during the fiscal year ended April 30, 1995 and $692,000 during the period December 1993 through April 30, 1994. Since April 30, 1996 through July 31, 1996, the Company has raised an additional $248,396 through private sales of its common stock. In addition, VRH Construction Corporation made loans to the Company totalling $2,869,116 during the fiscal year ended April 30, 1996 and $640,072 during the fiscal year ended April 30, 1995. Since April 30, 1996 through July 31, 1996, VRH Construction Corporation has loaned an additional $385,000 to the Company. Total funds raised from the sale of common shares and loans from shareholders from December 1993 through April 30, 1996 are $6,473,457, plus an additional $723,396 since April 30, 1996 through July 31, 1996.

     Significant revenues from operations are not anticipated until 1998, when the Company's initial projects will be fully constructed and operational. Until that time, the Company anticipates that it will need an additional $3,000,000 to meet current debt obligations, provide additional development capital for its various projects and fund ongoing corporate overhead expenses. The Company anticipates that it will be able to secure these funds from the sale of additional common shares and/or the issuance of additional debt. In addition, the Company expects to have completed project financing for the construction of the Company's facility in Newark, New Jersey prior to the end of 1996 and the Company may receive development fees and management fees in connection with this project financing.

     The Company does not expect to perform any significant product research and development and does not expect any significant changes in the number of employees in the current fiscal year. The Company does expect to commence construction of its Newark composting facility during the current fiscal year, and, financing and weather permitting, may also commence construction of its Miami and Chicago facilities.


Item 7. Financial Statements

     (a)  Consolidated Balance Sheet as at April 30, 1996

     (b) Consolidated Statement of Income (Loss) for the fiscal years ended April 30, 1996, April 30, 1995 and December 17, 1993 (inception) through April 30, 1996

     (c) Consolidated Statement of Stockholders' Equity from December 17, 1996 (inception) through April 30, 1996

     (d) Consolidated Statement of Cash Flows for the fiscal years ended April 30, 1996, April 30, 1995 and December 17, 1993 (inception) through April 30, 1996

     (e)  Notes to Consolidated Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     On October 10, 1995 Zeller Weiss & Kahn, CPAs replaced Rosen Seymour Shapss Martin & Company, CPAs as accountants for CANJ by mutual agreement between CANJ's Board of Directors and the resigning accountants. No report on CANJ's financial statements issued by the resigning accountants contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were their any disagreements on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure.

     On March 1, 1995 Zeller Weiss & Kahn, CPAs replaced Fallon & Fallon as accountants for Alcor (whose name was changed to the Company) by mutual agreement between the Company's Board of Directors and the resigning accountants. No report on Alcor's or the Company's financial statements issued by the resigning accountants contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were their any disagreements on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control
        Persons; Compliance With Section 16(a) of the Exchange
        Act

                        Directors and Executive Officers

     The following persons were directors and officers of the Company as at July 31, 1996.

     Name                        Age          Position(s)
- ----------------------------  -----------    ------------------------
Victor D. Wortmann, Sr.          59           Chairman of the Board;
                                              Director
Roger E. Tuttle                  56           President and
                                              Principal Executive
                                              Officer; Director
John B. Fetter                   45           Executive Vice Presi-
                                              dent; Treasurer;
                                              Director
George S. Chu                    47           Senior Vice President;
                                              Principal Financial
                                              Officer
Gary Sondermeyer                 38           Vice President--
                                              Operations
Alfred A. Rattie                 42           Vice President--
                                              Marketing
Robert E. Wortmann               57           Secretary; Director
Pasquale J. Dileo                44           Director


     The by-laws provide that the Directors of the Company serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. There are at present no committees of the board of directors.

     Victor D. Wortmann, Sr. is a Director and Chairman of the Board. He has been Chairman since January 1994. He is the President of VRH Construction Corporation ("VRH") which, along with his brother Robert E. Wortmann, he founded in 1958. VRH specializes in facility construction at airports and supporting services. Mr. Wortmann is the principal in charge of all phases of the construction business for VRH. He has been the project executive for numerous projects including terminal construction and expansions at JFK International Airport in New York for American Airlines, Alitalia, British Airways, Eastern Airlines, Flying Tigers, Northwest Airlines, Pan American and TWA. Mr. Wortmann is a graduate of the University of Miami, School of Business (B.A. 1959). He is an unsalaried part time employee of the Company.

     Roger E. Tuttle is the Company's President, Chief Executive Officer and a Director, and was its founder. He has twelve years experience in compost research and in developing marketing programs for the beneficial use of compost, serving as the President for Earthlife Sales Co. from 1988 through March 1990, President of Bird Compost Management, Inc. from April 1990 through March 1992 and of Compost Management, Inc. from March 1992 until it was merged into the Company. Mr. Tuttle was a founding board member of the Composting Council in Washington, D.C., the industry trade association. He is a member of the New Jersey Department of Environmental Protection sludge management task force, responsible for developing a statewide sludge management plan, is a contributor to the United States Environmental Protection Agency research on beneficial use of organic waste.

     Mr. Tuttle has conducted research and developed utilization plans for City and State Governments on compost quality and use. He has consulted on plant growth in compost, and has conducted research on mass balances of different composting configurations. Mr. Tuttle has consulted on the startup of several in-vessel composting facilities, has conducted a review of active and closed compost facilities in the United States and has participated in the design and implementation of programs for compost use for the revegetation of landfills and strip mines. He is a nationally recognized speaker and has authored or co-authored manuals and literature for use in the compost industry. Mr. Tuttle is a graduate of Fairleigh Dickinson University (B.A. Economics, Chemistry/Biology--1963 and M.B.A.--1969).

     John B. Fetter is the Company's Executive Vice President and Treasurer, and is a Director, and has been affiliated with the Company since April 1992. He is a co-founder of Chicago Recycling Company, subsequently acquired by the Company, and has more than 20 years experience in engineering, construction management and project development. In September 1991, he founded Foundation Systems, Inc. ("FSI"), an organization specializing in developing energy and environmental projects and implementing energy strategy and strategic management programs for client organizations, and has served as FSI's president since its founding. At FSI he has consulted to the boards of municipal agencies as well as Fortune 500 companies across the United States on the integration of engineering and economics into the design and construction of complex projects. From January 1985 through August 1991 he served as senior consultant, manager and later a partner of Delian Corp. and its successor companies, and led the team which developed the study which resulted in the construction of the Midland Cogeneration Venture, the largest co-generation project in the United States.

     Mr. Fetter has consulted on numerous environmental projects on topics ranging from compliance strategies to environmental impact statements. He has significant experience in financial, legal, and operational analyses, strategic planning, project management, and systems implementation. He has developed state of the art computer applications for management of engineering, environmental compliance, transportation, construction, marketing and distribution organizations. Mr. Fetter's extensive environmental background has included management of environmental compliance projects for several firms and sites requiring definition of policies and procedures for implementing CERCLA, RCRA, and SARA legislation for manufacturing, process, and petrochemical facilities. He has participated in the development of cogeneration and energy projects as well as solid waste management projects. He has been responsible for planning, scheduling, cost control and contract administration of construction projects ranging from wastewater treatment facilities to nuclear generating facilities. Mr. Fetter is a graduate of the University of Colorado (B.S. Chemical Engineering--1975) and The University of Pennsylvania's Wharton School of Business (M.B.A.--1981).

     George S. Chu is the Company's Senior Vice President and Chief Financial Officer. Mr. Chu, who joined the Company in August, 1995, has ten years of financial experience in the structuring and financing of in excess of $300,000,000 in mergers and acquisitions and in corporate equity and debt placements. He was previously employed as a Managing Director with LINC Financial Services, Inc., Chicago, Illinois, a finance company (1994-1995), as Chief Operating Officer with Glenbeigh, Inc., West Palm Beach, Florida, a health care company (1993), as a Managing Director with Rickel and Associates, Inc., Millburn, New Jersey, investment bankers (1991-1993), as a Vice President with Van Kampen Merritt, Inc., Philadelphia, Pennsylvania, investment bankers (1987-1991), as a Vice President with Butcher & Singer, Inc., Philadelphia, Pennsylvania, investment bankers (1986-1987) and as a Manager with APM, Inc., New York, New York, management consultants (1983-1986). Mr. Chu is a graduate of the Wharton School of Business (M.B.A.-- 1983) and Adelphi University (Ph.D.--1979). In 1992 and 1993 Mr. Chu was named as one of several defendants in two private civil actions alleging violations of the anti-fraud provisions of the federal securities laws regarding the sale of certain bonds while he was a vice president at Van Kampen Merritt Inc.. Mr. Chu has denied these allegations. One of the actions has been settled. The other action is still pending.

     Gary Sondermeyer, the Company's Vice President--operations, joined the Company in January 1996. For the prior 16 years, he was employed by the State of New Jersey, Department of Environmental Protection ("NJDEP"). From January 1988 through December 1995, when he left the Department, Mr. Sondermeyer was the Assistant Director of Recycling and Planning, Division of Solid Waste Management of NJDEP. In that capacity, he administered nine major program areas, including statewide solid waste planning and coordination of the county planning process; source reduction, recycling and markets development activities; special waste planning for such materials as medical waste, contaminated soils and asbestos; statewide sludge management planning and policy development; maintenance of New Jersey's solid waste and recycling statistical database; the Division's financial assistance program; registration of all solid and hazardous waste facilities; the A-901 disclosure statement review program and New Jersey's Clean Committee. His major responsibilities included updating the Statewide Solid Waste Management Plan, processing county plan amendments, administration of New Jersey's waste flow rules, providing technical assistance on recycling, stimulating markets for recycled products, oversight of source reduction and recycling programs for State offices, administering New Jersey's Medical Waste Management Plan and updating the State's Sludge Management Plan. As Assistant Director, he managed a staff of 90 professional and clerical employees. Mr. Sondermeyer is a graduate of Cook College (B.S. 1979) and the Rutgers Graduate School (Master of City and Regional Planning, 1984).

     Alfred A. Rattie, the Company's Vice-President of Marketing, is responsible for directing the Company's compost marketing and land application efforts. He has twelve years experience in compost research and in developing marketing programs for the beneficial use of compost, serving as the Vice President for Earthlife Sales Co. from 1988 through March 1990, Vice President of Bird Compost Management, Inc. from April 1990 through March 1992 and of Compost Management, Inc. from March 1992 until it was merged into the Company. Mr. Rattie is a charter member of New Jersey SCORE (Statewide Committee for Organic Recycling Education), the Governor's group formed to address the state's organic waste supply problems. His expertise has allowed him to develop a working relationship with the New Jersey Department of Environmental Policy as he has permitted over 25 large compost use projects within the state. In addition, he has co-authored technical literature on compost use and is a frequent speaker concerning compost issues. Mr. Rattie is a graduate of Pennsylvania State University (B.A.- 1975).

     Robert E. Wortmann, the Company's Secretary and a Director, is the Vice President of VRH Construction Corporation. He, along with his brother, Victor D. Wortmann, Sr. founded VRH in 1958. He is the principal in charge of all estimating, and has been the project executive on numerous projects including the Delta Air Lines Terminal at LaGuardia Airport, the People Express and Continental Terminals at Newark International Airport, the Air France and Sabena Terminals at JFK Airport, the Port Authority of New York and New Jersey Maintenance Complex, the Northwest Airlines Maintenance Complex at LaGuardia Airport, and the current International Terminal at Newark Airport. Mr. Wortmann is a graduate of the University of Miami, School of Engineering (B.S.C.E. 1961). He spends approximately five hours per week on Company business, and receives no compensation as either an officer or director of the Company.

     Pasquale ("Pat") J. Dileo, a Director of the Company, has been the President of Select Acquisitions, Inc., a diversified holding company, since 1993. From 1989 through 1993 he was the president of Tinton Downs, Inc., a healthcare development company. Prior thereto, from 1988 through 1989, he was employed by Merrill Lynch Realty as Director of Commercial Real Estate. He is a 1976 graduate of Trenton State College with a degree in industrial arts education.


Item 10. Executive Compensation


     (b) Summary Compensation Table

Name                       Annual Compensation                          All
and           Fiscal                         Other                      Other
Principal     Year                           Annual                     Compen-
Position      Ended     Salary      Bonus    Comp.    Long-Term Comp.   sation
- --------      -----     ------      -----    -----    ---------------   ------

Roger E.      4/30/96   $ 60,000    none     none     none              none
Tuttle,       4/30/95   $ 60,000    none     none     none              none
Pres. CEO     4/30/94   $ 40,000    none     none     none              none

John B.       4/30/96   $ 10,000    none     none     none              none
Fetter,       4/30/95   $ 30,000    none     none     none              none
Vice-Pres.    4/30/94   $ 30,000    none     none     none              none

Alfred A.     4/30/96   $ 60,000    none     none     none              none
Rattie,       4/30/95   $ 60,000    none     none     none              none
Vice-Pres.    4/30/94   $ 30,000    none     none     none              none

Gary Son-     4/30/96   $ 30,000    none     none     250,000 shares    none
dermeyer,     4/30/95      n/a       n/a      n/a      n/a               n/a
Vice-Pres.    4/30/94      n/a       n/a      n/a      n/a               n/a

George S.     4/30/96   $  7,500    none     none     none              none
Chu,          4/30/95      n/a       n/a      n/a      n/a               n/a
Vice-Pres.    4/30/94      n/a       n/a      n/a      n/a               n/a


     (c) Options/SAR Grants Table

                 Number of      %age of
                 Shares         Total
                 Under-         Options
                 lying          Granted
                 Options        in Fiscal     Exercise or Base       Expiration
Name             Granted        Year          Price  per Share       Date
- --------         -------        --------      ----------------       ----
R. Tuttle         none            n/a               n/a              n/a
J. Fetter         none            n/a               n/a              n/a
A. Rattie         none            n/a               n/a              n/a

G. S'meyer        250,000                           $2.50            12/31/2000
                  100,000                           $0.01            12/31/2000
G. Chu            none            n/a               n/a              n/a


     (d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value Table

                                                 Number of
                                                 Shares Under      Value of
                                                 Unexercised       Unexercised
                     Shares                      Options at        In-the-Money
                     Acquired       Value        FY-End; All       Options at
Name                 on Exerc.      Realized     Exercisable       FY-End
- ------------         ---------      --------     -----------       ------
R. Tuttle            none           none             none              none
J. Fetter            none           none             none              none
A. Rattie            none           none             none              none
G. S'meyer           none           none           350,000         $ 999,000.
G. Chu               none           none             none              none

Note: The market price of the Registrant's common stock at the 4/30/96 fiscal year end was $5.00 per share.


     (e) Long-Term Incentive Plan ("LTIP") Awards Table

     None of the persons included in (b) above were covered by any plans.


     (f) Compensation of Directors

     No Director of the Registrant is compensated for serving as a director.


     (g)  Employment Contracts and Termination of Employment and
          Change-in-Control Arrangements

     None of the persons included in (b) above were covered by any employment contracts, termination of employment or change-in-control arrangements other than as set forth in the two employment agreements set forth herein.

     On May 10, 1996 the Company entered into an employment agreement with its President, Roger E. Tuttle. His agreement provides for employment as the Company's President through November 14, 2000 at an initial annual salary of $225,000, with annual increases commensurate with the growth of the Company, plus options to purchase 1,000,000 shares of the Company's common stock at $2.50 per share exercisable through November 14, 2000. In addition, he receives a one-time bonus of $500,000 the first time that the

Company attains sales of $5,000,000 for any one quarter.

     In January 1996 the Company entered into an employment agreement with its Vice President, Gary Sondermeyer. His agreement provides for employment as the Company's Vice President of Operations through December 31, 2000 at an initial annual salary of $90,000, with annual increases commensurate with the growth of the Company, plus options to purchase 250,000 of the Company's common shares at $2.50 per share, exercisable through December 31, 2000.


     (h) Report on Repricing of Options/SARs

     None

Item 11. Security Ownership of Certain Beneficial Owners and Management


     As at July 31, 1996, the Company had 15,177,966 shares of its Common Stock issued and outstanding. The following table sets forth certain information with respect to each beneficial owner of five percent or more of the outstanding shares of the Company's Common Stock, each officer and each director of the Company and all officers and directors of the Company as a group. The Company has no outstanding non-voting securities.

                                              Amount and
                                              Nature of
Name and Address                              Benefits of            Percent of
of Beneficial Owners (1)                      Ownership                 Class
- ------------------------                      ---------                 -----

George Chu                                     100,000                    *
  413 West Mt. Airy Avenue
  Philadelphia, PA 19119
  (Vice President)

Pasquale J. Dileo                               30,000                    *
  832 Bay Avenue
  Toms River, NJ 08753
  (Director)

John B. Fetter                               2,828,612(2)                 18.6%
  820 Gatemore Road
  Bryn Mawr, PA 19010
  (Vice President, Trea-
   surer, Director)

Alfred A. Rattie                               625,000                     4.1%
  29 East Ridge Avenue
  Sellersville, PA 18960
  (Vice President)

Select Acquisitions, Inc.                    1,308,640                     8.6%
  832 Bay Avenue
  Toms River, NJ 08753

Gary Sondermeyer                               350,000(3)                  2.3%
  622 White Swan Way
  Langhorne, PA 19047
  (Vice President)

Roger E. Tuttle                              4,707,105(4)                 29.1%
  3105 Gibson Lane
  Doylestown, PA 18901
  (President, CEO,
   Director)

Robert E. Wortmann                           2,192,500(5)                 14.2%
  80 Knollwood Road
  Upper Saddle River, NJ 07158
  (Secretary, Director)

Victor D. Wortmann, Sr.                      2,112,500(6)                 13.6%
  47 Mill Glen Road
  Upper Saddle River, NJ 07158
  (Director)

Officers and Directors As                   12,345,717(7)                 72.5%
As A Group (7 Persons)

- ---------------
* Less than 1%

(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned.

(2) Includes 2,528,612 shares owned by John B. Fetter directly, 100,000 shares owned by Marilyn S. Fetter, his wife, 100,000 shares owned by the John T. Fetter Revocable Trust, of which John B. Fetter is a trustee and 100,000 shares owned by Katherine E. Fetter Revocable Trust, of which John B. Fetter is a trustee.

(3) Includes 100,000 shares owned directly and 250,000 shares which may be acquired within sixty (60) days upon the exercise of options.

(4) Includes 2,433,509 shares owned by Roger E. Tuttle directly, 106,000 shares owned by William Tuttle, his son, 100,000 shares owned by Kristie Tuttle, his daughter and 100,000 shares owned by Elizabeth Tuttle, his wife. Also includes 967,596 shares over which Mr. Tuttle has voting control and 1,000,000 shares which may be acquired within sixty (60) days upon the exercise of options.

(5) Includes 802,500 shares owned by Robert E. Wortmann directly, 40,000 shares owned by Mary Wortmann, his wife, 150,000 shares owned by Robert E. Wortmann, Jr., his son, 150,000 shares owned by Erika Wortmann, his daughter, 150,000 shares owned by Andrea Wortmann, his daughter and 600,000 shares owned by VRH Construction Corporation, a company controlled by Mr. Wortmann and his brother, Victor D. Wortmann, Sr. Also included in the holdings of Victor D. Wortmann, Sr. Also includes 300,000 shares which may be acquired within sixty (60) days upon the exercise of options.

(6) Includes 812,500 shares owned by Victor D. Wortmann, Sr. directly, 200,000 shares owned by Victor D. Wortmann, Jr., his son, 200,000 shares owned by Susan Ann Curran, his daughter and 600,000 shares owned by VRH Construction Corporation, a company controlled by Mr. Wortmann and his brother, Robert E. Wortmann. Also included in the holdings of Robert E. Wortmann. Also includes 300,000 shares which may be acquired within sixty (60) days upon the exercise of options.

(7) Includes 1,850,000 shares which may be acquired within sixty (60) days upon the exercise of options and warrants. As at July 31, 1996, the Company had 15,177,966 shares outstanding. An additional 3,161,460 shares were subject to acquisition within sixty (60) days upon the exercise of options and warrants, for a total of 18,339,426.


Item 12. Certain Relationships and Related Transactions

     In January 1994, VRH Construction Corp.("VRH"), whose principals, Victor D. Wortmann, Sr. and Robert E. Wortmann are Directors of the Company, acquired 100,000 shares of the common stock of Compost America Company of New Jersey, Ltd. ("CANJ") for $5.00 per share, or a total of $500,000. CANJ was a privately held company at the time and this price was established arbitrarily by its management. These shares, as part of the January 1995 Reorganization, were exchanged for 600,000 shares of the Company's Common Stock. At that time VRH entered into a ten year construction management agreement with the Company. The agreement grants to VRH exclusive rights to build all of the Company's New Jersey compost facilities at a cost not to exceed a fixed price. In return for this commitment, and for acting as the general contractor, VRH will receive a fee equal to 10% of the guaranteed facility construction cost.

     From May 1, 1994 through April 30, 1996, VRH has made loans to the Company totalling $3,509,188. These loans bear interest at ten (10%) percent per annum and are due August 15, 1996. In addition, since May 1, 1994, Victor D. Wortmann, Sr. and his family purchased additional shares of CANJ which, when exchanged for shares of the Company, totalled 1,180,000 shares of the Company's common stock for a total consideration of $75,750. During this same period,

Robert E. Wortmann and his family purchased additional shares of CANJ which, when exchanged for shares of the Company, totalled 1,180,000 shares of the Company's common stock for a total consideration of $75,750. CANJ was a privately-held company and the purchase price of the CANJ shares was established arbitrarily by its management. In December 1995 Robert E. Wortmann purchased 40,000 shares of the Company's common stock directly from the Company for $2.50 per share, or a total of $100,000. These shares were restricted as to transfer, and were acquired at a time when the market price for the Company's common stock was approximately $5.00 per share. On April 23, 1996 Victor D. Wortmann, Sr. and Robert E. Wortmann each were granted options to purchase 300,000 shares of the Company's common stock at $0.01 per share exercisable immediately through April 23, 2001 in consideration for making high risk, unsecured loans to the Company.

     The Company leases its executive offices from VRH Construction Company, as set forth in Item 2 herein.

     George Chu, Vice President of the Company, exercised options and acquired 100,000 shares of the Company's common stock on May 1, 1995 for $1,000.

     Gary Sondermeyer, Vice President of the Company, exercised options and acquired 100,000 shares of the Company's common stock on July 1, 1996 for $1,000.

     Employment agreements of Gary Sondermeyer and Roger E. Tuttle, and compensation of Gary Sondermeyer, Roger E. Tuttle, Alfred Rattie and John Fetter are set forth in Item 10 above.

     In addition to the transactions set forth above, issuances of the Company's common shares to its officers, directors and Select Acquisitions, Inc. are set forth in the Notes to Consolidated Financial Statements included herein, specifically note 5 (Common Stock), note 7 (Agreements), note 8 (Consulting Contracts), note 14 (Common Stock Purchase Warrants and Options), note 15 (Related Party Transactions) and Note 16 (Employment Contracts).


Item 13. Exhibits and Reports on Form 8-K

     a.   Exhibits required by Item 601 of Regulation S-B

          2.  Plan of Acquisition,
              Reorganization, etc.                        (1)

          3.  Articles of Incorporation                   (1)
              and By-Laws

          4.  Instruments defining                        (1)
              the Rights of Security
              Holders

          9.  Voting Trust Agreement                      None

         10.  Material Contracts                          Employment Agreements
                                                          of Roger E. Tuttle and
                                                          Gary Sondermeyer (1)

         11.  Statement re Computation                    See Note 21 to
              of Per Share Earnings                       Financial Statements

         13.  Annual or Quarterly Reports                 none

         16.  Letter on Change in                         (1)
              Certifying Accountant

         18.  Letter on Change in                         none
              Accounting Principles

         21.  Subsidiaries of the                         see Part I, Item 1,
              Registrant                                  Background,
                                                          herein

         22.  Published Report Regarding                  none
              Matters Submitted to Vote

         23.  Consents of Experts and                     not applicable
              Counsel

         24.  Power of Attorney                           none

         27.  Financial Data Schedule                     see Appendix A

         28.  Reports to State Insurance                  not applicable
              Regulatory Authorities

         99.  Additional Exhibits                         None

(1) Incorporated by Reference to Registration Statement on Form S- 1; File No. 333-1592; effective June 7, 1996

     (b)  Reports on Form 8-K during the last quarter - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               COMPOST AMERICA HOLDING COMPANY, INC.
August 12, 1996                     (Registrant)

                                 By /s/ Roger E. Tuttle
                                    --------------------------------------------
                                    Roger E. Tuttle, President and Principal
                                                     Executive Officer

                                 By /s/ George S. Chu
                                    --------------------------------------------
                                    George S. Chu, Senior Vice President,
                                                   Principal Financial and
                                                   Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ROGER E. TUTTLE                   August 12, 1996        /s/ Roger E. Tuttle
President, Principal Executive                           ----------------------
Officer, Director                                        Roger E. Tuttle


GEORGE S. CHU                     August 12, 1996        /s/ George S. Chu
Senior Vice President,                                   ----------------------
Principal Financial and                                  George S. Chu
Accounting Officer

JOHN B. FETTER                    August 12, 1996        /s/ John B. Fetter
Executive Vice President,                                ----------------------
Treasurer, Director                                      John B. Fetter

VICTOR D. WORTMANN                August 12, 1996        /s/ Victor D. Wortmann
Chairman, Director                                       ----------------------
                                                         Victor D. Wortmann

ROBERT E. WORTMANN                August 12, 1996        /s/ Robert E. Wortmann
Secretary, Director                                      ----------------------
                                                         Robert E. Wortmann

PASQUALE E. DILEO                 August 12, 1996        /s/ Pasquale E. DiLeo
Director                                                 ----------------------
                                                         Pasquale E. Dileo

Roger E. Tuttle, John B. Fetter, Victor D. Wortmann, Robert E.
Wortmann and Pasquale E. DiLeo constitute all of the members of the Registrant's Board of Directors.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

          PERIOD ENDING APRIL 30, 1996 AND THE PERIOD DECEMBER 17, 1993
                          (INCEPTION) TO APRIL 30, 1996


                                    CONTENTS


                                                                                                        Page
Independent auditors' report                                                                             F-2

Consolidated financial statements:

   Balance sheet                                                                                         F-3

   Statement of income (loss)                                                                            F-4

   Statement of stockholders' equity                                                                     F-5

   Statement of cash flows                                                                               F-6

   Notes to consolidated financial statements                                                         F-7 to F-63

Supplementary information to consolidated financial statements:

Report of independent auditors on statement of operating expenses                                        F-64

  Schedule of operating expenses                                                                         F-65

[LETTERHEAD OF ZELLER WEISS & KAHN
CERTIFIED PUBLIC ACCOUNTANTS]


                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Compost America Holding Company, Inc. and Subsidiaries
Doylestown, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 1996 and the related statements of income (loss), stockholders' equity and cash flows, for the periods ending April 30, 1996 and April 30, 1995 and for the period December 17, 1993 (inception) to April 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 1996 and the results of its operations, changes in stockholders' equity and cash flows for the periods ending April 30, 1996 and April 30, 1995 and for the period December 17, 1993 (inception) to April 30, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 9 the Company has been in the development stage since December 17, 1993.



                                        /s/  Zeller Weiss & Kahn



August 10, 1996
Mountainside, New Jersey

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   CONSOLIDATED BALANCE SHEET - APRIL 30, 1996

                                     ASSETS


Current assets:
  Cash                                                             $      3,498
  Prepaid expenses                                                       55,552
  Due from affiliated company, R.C. Land Company Inc.                    28,600
  Due from affiliated company, American Bio-AG Corp.                    185,000
  Due from affiliated company, American Soil, Inc.                      175,000
                                                                   ------------
    Total current assets                                                447,650

Investments in joint venture  (Note 12A)                                639,239
                                                                   ------------

Plant, property and equipment (Note 17)
  Land                                                                7,402,112
  Transportation equipment                                              160,046
  Office equipment                                                       14,469
  Construction in progress, Compost projects                          5,502,245
                                                                   ------------
                                                                     13,078,872
  Less depreciation                                                      50,009
                                                                     13,028,863

Other assets:
  Restrictive covenant (Note 8(B))                                      229,166
  Trademark costs, net of amortization of $305                            1,403
  Organization costs, net of amortization of $2,874                       5,699
  Deposits (Note 19)                                                     18,781
  Deferred offering expenses                                             20,564
                                                                   ------------
                                                                        275,613

                                                                   $ 14,391,365

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, bank (Note 20)                                    $    100,000
  Accounts payable and accrued expenses                               1,449,653
  Mortgages payable - Praxair Corp.                                   2,100,000
  Current portion of long-term debt (Note 17)                             1,372
  Due to affiliated company, VRH Construction Corp.
   (Note 15)                                                          3,509,188
  Reserve for land replacement                                           85,375
  Due to affiliated company, Select Acquisitions,
   Inc. (Note 15)                                                        23,900
  Payroll taxes payable                                                  17,980
    Total current liabilities                                         7,287,468

Long-term debt, net of current portion (Note 17)                      3,995,742
                                                                   ------------
Contingencies and commitments (Note 13)
Minority interest in consolidated subsidiary                            129,208
                                                                   ------------

Stockholders' equity:
  Preferred stock, no par value, 25,000,000 shares
   authorized
  Common stock, no par value, 50,000,000
   shares authorized 14,522,362 shares issued
   and outstanding (Note 5)                                           5,841,684
  Common stock warrants (Note 14)
  Deficit accumulated during the development stage                   (2,834,045)
  Less:  subscriptions receivable                                       (29,692)
                                                                   ------------
                                                                      2,978,947

                                                                   $ 14,391,365
                                                                   ============

                 See notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                                                                                                Cumulative
                                                                                                                   from
                                                                                                               Dec. 17, 1993
                                                                    Year                    Year                (Inception)
                                                                    Ended                  Ended                    to
                                                                  April 30,               April 30,              April 30,
                                                                    1996                    1995                   1996
                                                                -----------             -----------             -----------
Net sales                                                                                                       $    80,741
Other revenues                                                  $    46,954             $     6,500                  53,454
                                                                -----------             -----------             -----------

    Total                                                            46,954                   6,500                 134,196

Cost of operations, transportation                                   12,342                   5,000                  17,342
                                                                -----------             -----------             -----------

Gross income                                                         34,612                   1,500                 116,853

General and administrative                                        1,482,505                 667,687               2,389,280
                                                                -----------             -----------             -----------

Loss from operations                                             (1,447,893)               (666,187)             (2,272,427)

Other non-operating expense:
  Interest                                                          284,231                  10,753                 294,984
                                                                -----------             -----------             -----------

Loss before income tax expense                                   (1,732,124)               (676,940)             (2,567,411)
Income tax expense (Note 18)                                              0                       0                       0
                                                                -----------             -----------             -----------

                                                                 (1,732,124)               (676,940)             (2,567,411)

Minority interest in (income) loss
 of consolidated subsidiaries                                        80,618                       0                  80,618
                                                                -----------             -----------             -----------

                                                                 (1,651,506)               (676,940)             (2,486,793)

Loss in equity in joint venture                                    (321,300)                (25,952)               (347,252)
                                                                -----------             -----------             -----------

Net loss                                                        ($1,972,806)            ($  702,892)            ($2,834,045)
                                                                ===========             ===========             ===========

Earnings per common share:
  Primary                                                             ($.13)                  ($.07)
                                                                       ====                    ====

Weighted average number of common shares outstanding:
  Primary                                                        14,749,518              10,347,340
                                                                 ==========              ==========


                 See notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                        from
                                                                    Year              Year        December 17, 1993
                                                                   ended             ended         (inception) to
                                                              April 30, 1996    April 30, 1995     April 30, 1996
                                                              --------------    --------------     --------------
Operating activities:
    Net loss                                                   ($ 1,972,806)    ($   702,892)      ($ 2,834,045)

Adjustments to reconcile net cash and equivalents
 provided by operating activities:
  Amortization                                                       18,256            4,167             22,423
  Depreciation                                                       20,411            3,030             23,441
  Loss in equity of joint venture                                   321,300           25,952            347,252
  Stock issued for professional services                            585,000                             585,000

Changes in operating assets and liabilities:
  Increase in prepaid expenses                                      (55,552)                            (55,552)
  Decrease in accounts receivable                                                     55,361
  Increase (decrease) in accounts payable and
   accrued expenses                                                 992,136          216,213          1,493,057
  Increase (decrease) in payroll taxes payable                       11,932            6,048             17,980

Changes in other assets and liabilities:
  (Increase) decrease in due to/from affiliated
   companies:
    R.C. Land Company, Inc.                                                          (28,600)           (28,600)
    Compost Management, Inc.                                                        (212,205)
    American Bio-AG Corp.                                          (165,000)         (20,000)          (185,000)
    Select Acquisitions, Inc.                                                        (17,750)            23,900
    American Soil, Inc.                                            (175,000)                           (175,000)
  Deferred offering costs                                           (20,564)                            (20,564)
                                                               ------------     ------------       ------------

    Net cash used in operating activities                          (439,887)        (670,676)          (785,708)
                                                               ------------     ------------       ------------

Investing activities:
  Purchase of restrictive covenant                                                  (250,000)          (250,000)
  Purchase of construction in progress, Compost projects         (1,679,484)        (758,745)        (3,444,556)
  Purchase of property and equipment                             (7,528,975)          (2,920)        (7,531,895)
  Reserve for land replacement                                       85,375                              85,375
  Purchase of organizational costs                                   (1,580)          (2,217)            (5,925)
  Return (purchase) of deposits                                     (16,746)          (1,525)           (18,271)
  Return (purchase) of options                                      100,000         (100,000)
  Purchase of equity of joint venture                              (584,849)        (193,310)          (778,159)
                                                               ------------     ------------       ------------

    Net cash used in investing activities                        (9,626,259)      (1,308,717)       (11,943,431)
                                                               ------------     ------------       ------------

Financing activities:
  Increase in due to affiliated company, VRH
   Construction Corp.                                             2,869,116          640,072          3,509,188
  Increase in notes payable                                          50,000           50,000            100,000
  Increase in mortgage payable                                    2,100,000                           2,100,000
  Increase in long-term debt                                      3,730,871          387,720          4,118,591
  Proceeds from issuance of common stock                          1,365,860          906,409          2,964,269
  Payments on long-term debt                                        (55,612)          (3,799)           (59,411)
                                                               ------------     ------------       ------------

    Net cash provided by financing activities                    10,060,235        1,980,402         12,732,637
                                                               ------------     ------------       ------------

Net increase (decrease) in cash                                      (5,911)           1,009              3,498

Cash, beginning of period                                             9,409            8,400
                                                                                ------------       ------------

Cash, end of period                                            $      3,498     $      9,409       $      3,498
                                                               ============     ============       ============

Supplementary disclosure of cash flow information
  Interest                                                     $    284,231     $     10,753       $    294,984
  Taxes                                                        $          0     $          0       $          0

Supplemental schedule of non-cash investing and financing activities (Note 22)

                 See notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                                                                      During The
                                                                            Common Stock             Development
                                                                     Shares              Amount         Stage
                                                                     ------              -----       -----------
Balance, December 17, 1993

  Issuance of common stock
   for technology, December 28, 1993
   (.0017 per sh.)(Note 5)                                        2,160,000         $    3,600
  Issuance of common stock
   for technology, January 1, 1994
   (1.207 per sh.)(Note 5)                                          840,000          1,013,875
  Issuance of common stock
   Jan 1, 1994 - April 30, 1994
    (.83 per sh.)(Note 5)                                           830,400            692,000
  Issuance of common stock
   for services, April 30, 1994
    (.0017 per sh.)(Note 5)                                         368,640                614

  Net Loss April 30, 1994                                                                              ($158,347)
                                                                 ----------         ----------       -----------

Balance, April 30, 1994                                           4,199,040          1,710,089          (158,347)

  Issuance of common stock
   for settlement claim, May 27, 1994
   (.0017 per sh.)(Note 5)                                           24,000                 40
  Redemption of common stock
   Sept. 29, 1994 (.83 per sh.)(Note 5)                             (60,000)           (50,000)
  Issuance of common stock
   Oct. 3, 1994 (.83 per sh.)(Note 5)                                60,000             50,000
  Issuance of common stock
   October and November, 1994
   (.879 per sh.)(Note 5)                                           369,600            325,000
  Issuance of common stock
   Nov. 1, 1994 (.417 per sh.)(Note 5)                              120,000             50,000
  Issuance of common stock
   for merger, December 1, 1994
   (.047 per sh.)(Note 5)                                         2,631,360            122,613
  Exercise of warrants
   Dec. 1, 1994 (.002 per sh.)(Note 5)                            2,580,000              4,300
  Issuance of common stock
   for acquisition, Feb. 8, 1995
   (.18 per sh.)(Note 5)                                            274,500             49,094
  Issuance of common stock
   for private placement, Feb. 11, 1995
   (2.50 per sh.)(Note 5)                                           190,000            475,000
  Exercise of warrants and options
   for legal services, Feb. 11, 1995
   (.03 per sh.)(Note 5)                                          2,714,167             63,142
  Issuance of common stock
   for Chicago restructuring agreement,
    Feb. 15, 1995 (.83 per sh.)(Note 5)                             120,000            100,000

  Net loss April 30, 1995                                                                               (702,892)
                                                                 ----------         ----------       -----------

Balance, April 30, 1995                                          13,222,667         $2,899,278         ($861,239)
                                                                 ==========         ==========       ===========


                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                                                                      During The
                                                                            Common Stock             Development
                                                                     Shares              Amount         Stage
                                                                     ------              -----       -----------

Balance, April 30, 1995                                          13,222,667          2,899,278         ($861,239)

Issuance of common stock, exercise of
 warrants May 1, 1995 (.01 per sh.)(Note 5)                         100,000              1,000
Issuance of common stock, May 1995
 (2.50 per sh.) (Note 5)                                             20,000             50,000
Issuance of common stock, June 1995
 (2.50 per sh.) (Note 5)                                             70,000            175,000
Issuance of common stock Aug. 1995
 (2.50 per sh.) (Note 5)                                             40,000            100,000
Issuance of common stock, Sept. 1995
 (2.50 per sh.) (Note 5)                                              2,000              5,000
Issuance of common stock, Oct. 1995
 (2.50 per sh.) (Note 5)                                             45,000            112,500
Issuance of common stock, Nov. 1, 1995
 (.92 per sh.) (Note 5)                                              33,000             30,360
Issuance of common stock, Nov. 1995
 (2.50 per sh.) (Note 5)                                             36,000             90,000
Issuance of common stock, Dec. 1995
 (2.50 per sh.) (Note 5)                                             85,600            214,000
Issuance of common stock, Jan. 1996
 (2.50 per sh.) (Note 5)                                             52,200            130,500
Issuance of common stock, Feb. 1996
 (2.50 per sh.) (Note 5)                                             87,000            217,500
Issuance of common stock, Feb. 1996
 (0 per sh.) (Note 5)                                                   500
Issuance of common stock in acquisition of
 Bedminster Seacor Services Miami Corporation
 March 1, 1996 (2.50 per sh.) (Note 5)                              200,000            500,000
Issuance of common stock,
 March 1996 (2.50 per sh.) (Note 5)                                  40,000            100,000
 March 1996 (3.00 per sh.) (Note 5)                                   4,000             12,000
Issuance of common stock,
 April 1996 (2.50 per sh.) (Note 5)                                  48,600            121,500
 April 1996 (3.00 per sh.) (Note 5)                                   2,500              7,500
Issuance of common stock in settlement of
 American BIO-AG Corporation
 April 30, 1996 (2.50 per sh.) (Note 5)                              83,333            208,332
Issuance of common stock for services
 April 30, 1996 (2.00 per sh.) (Note 5)                             267,000            534,000
Issuance of common stock in settlement of
 debt April 30, 1996 (6.00 per sh.)(Note 5)                          25,000            150,000
Issuance of common stock for services
 April 30, 1996 (2.34 per sh.) (Note 5)                              40,000             93,404
Issuance of common stock in payment of
 employees for excess services April 30, 1996
 (5.00 per sh.) (Note 5)                                             17,962             89,810

Net loss April 30, 1996                                                                               (1,972,806)
                                                                 ----------         ----------       -----------
Balance, April 30, 1996                                          14,522,362         $5,841,684       ($2,834,045)
                                                                 ==========         ==========       ===========


                 See notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of business:

     The Company is in the process of developing the business of converting and recycling organic waste into compost and other soil products, which it sells to a multitude of users. The process which the Company will employ is composting, or the controlled decomposition of organic matter into humus (a component of soil). Like a landfill or an incinerator operator, the Company will be paid "tipping fees" to accept waste from generators of these materials. In selected markets like New Jersey, where the disposal costs are high, the economic opportunity of taking in and processing large volumes of waste is significant.

     The Company will operate a vegetative and selected food waste compost facility in New Jersey and will continue the development of the indoor composting projects currently in progress, which will convert organic materials ordinarily disposed of in landfills or incinerators into a valuable end product which is beneficial to the environment.

2.   Business organization:

     Compost America Holding Co. Inc., formerly known as Alcor Energy and
        Recycling Systems, Inc. (Alcor) was incorporated on August 20, 1981 in the state of New Jersey, with 1,000,000 authorized shares at no par value. On February 1, 1984 Alcor conducted an offering under Regulation A, an exemption from registration under the Securities Act of 1933. On that date, 300,000 shares of common stock were issued at $1.00 per share.

     On June 29, 1992, Alcor was authorized to amend its Certificate of Incorporation to increase authorized common stock shares from 1,000,000 to 7,500,000 shares.

     On June 29, 1992, Alcor issued 3,000,000 shares of common stock to Capital
        Pacific Management, Inc. for all the outstanding shares of the Gilbert Spruance Company and 750,000 shares to Peter English and his affiliates in return for all outstanding shares of the English Group, Inc.

     On December 10, 1992 and January 1993, Alcor disposed of three subsidiaries due to the lack of sufficient capital needed to continue the operations of each. Alcor sustained losses from both the disposition of the Gilbert Spruance Company and The English Group, Inc.

     On September 27, 1994, 650,000 shares issued to Peter English to acquire the English Group, Inc. were returned pursuant to the disposal of the English Group, Inc.

     On September 29, 1994, Alcor issued 1,500,000 shares to two individuals for cancelling $203,720 of loans due to these individuals.

     On October 21, 1994, Alcor amended its Certificate of Incorporation to increase its authorized common stock from 7,500,000 shares to 15,000,000 shares with 5,490,000 shares issued and outstanding. Alcor, now inactive, pursued finding a business partner either through merger or acquisition.

     On November 28, 1994 the majority of Alcor stockholders agreed to a one for twenty reverse split which reduced total outstanding shares to 274,500.

     On January 23, 1995, Alcor entered into an Acquisition Agreement and
        Plan of Reorganization with Compost America Company of New Jersey, Ltd.,

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   Business organization (continued):

        incorporated in the state of Delaware on December 17, 1993. Compost America Company of New Jersey, Ltd. had 5,000,000 shares, .01 par value of common stock authorized, of which 1,654,000 shares were issued and outstanding. Alcor exchanged 9,924,000 shares of its common stock for all of the outstanding common stock of Compost America Company of New Jersey, Ltd.

     On February 8, 1995, Alcor Energy and Recycling Systems, Inc., changed its name to Compost America Holding Company, Inc.
        (Company).

     On December 4, 1995, the directors of the Company approved an amendment to the Certificate of Incorporation to increase the authorized shares to issue 75,000,000 shares of which 50,000,000 shares shall be common stock without par and 25,000,000 shares shall be preferred stock with no par value.


3.   Nature of operations, risks and uncertainties:

     The waste management industry in which the Company plans to operate as a processor of municipal solid waste, sewage sludge and commercial organic waste, is highly competitive and has been traditionally dominated by several large and well recognized national and multi-national companies with substantially greater financial resources in comparison to the financial resources available to the Company.

     There can be no assurance that the Company will be able to obtain the required federal, state and local permits necessary to operate its composting facilities presently under development.

     The Company plans to contract for and to process, municipal solid waste and sewage sludge that meets the Company specifications. It is possible that some of the wastes accepted at a company facility may contain contaminants which could cause environmental damage and result in liabilities.

     The Company has not entered into any contracts with users of compost from its facilities which are under development. Should the Company not be able to sell the compost, the Company may have to give the compost away and pay for its transportation costs.

     The Company has no significant concentration of credit with any individual counterparty or groups of counterparties.

4.   Summary of significant accounting policies:

     Principles of consolidation:
        The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Compost America Company of New Jersey, Ltd. and its subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc., Monmouth Recycling and Composting Co., Inc., Chicago Recycling and Composting Company, Inc., Miami Recycling and Composting Company, Inc., Compost America Technologies, Inc., Bedminster Seacor Services Miami Corporation and Garden Life Sales Company, Inc. Inter-company transactions and balances have been eliminated in consolidation.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Summary of significant accounting policies (continued):

     Principles of reorganization:
        The acquisition of the Company's subsidiary, Compost America Company of New Jersey, Ltd., on January 23, 1995 has been accounted for as a reverse purchase of the assets and liabilities of the Company by Compost America Company of New Jersey, Ltd. Accordingly, the consolidated financial statements represents assets, liabilities and operations of only Compost America Company of New Jersey, Ltd. prior to January 23, 1995 and the combined assets, liabilities and operations for the ensuing period. The financial statements reflect the purchase of the stock of Alcor Energy and Recycling Systems, Inc., the former name of Compost America Holding Company, Inc., by Compost America Company of New Jersey, Ltd. for stock and the assumption of liabilities of $49,094, this amount being the historical cost of the assets and liabilities acquired. All significant inter-company profits and losses from transactions have been eliminated.

     Property and equipment:
        Property and equipment are carried at cost. The Company computes depreciation substantially by the straight-line method over the estimated useful lives of the related assets.

     Earnings per share:
        Earnings per share has been computed based on the weighted average number of shares of common stock outstanding during each period.

     Cash and cash equivalents:
        The Company considers all highly liquid investments with a maturity of three months or less at the date of acquisition to be "cash equivalents".

     Construction in progress, Compost projects:
        Project development costs consist of costs incurred for the development of the Company's composting facilities. These costs included the architectural, legal, structural and consulting engineering, artist rendering, planning board approvals and other construction costs. Upon commencement of operations of a facility, the costs associated with such project will be depreciated over the estimated useful life of the facility.

     Inventory:
        Inventory will consist of compost and soil products at various stages of conversion and will be stated at the lower of cost or market (first-in; first-out).

     Revenue recognition:
        Tipping fees, the Company's principal source of revenue, will be recognized upon receipt of the organic waste at the facility sites. The revenue generated from the sale of compost and soil products will be recognized upon shipment from facility sites. In addition the Company will receive payments from an affiliate for services rendered relating to the land application of bio-solids.

     Investments (equity method):
        The Company accounts for investments in affiliated companies which constitute 20% to 50% of the equity of the investor company by the equity method.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Summary of significant accounting policies (continued):

       Restrictive covenant:
         The Company is amortizing a $250,000 restrictive covenant over an estimated life of 15 years with a former employee of Compost Management, Inc., which subsequently merged into Compost America Company of New Jersey, Ltd. Amortization expense charged to operations for 1996 was $16,667.

        Trademark cost:
         The cost of trademarks acquired are being amortized on the straight-line method over their remaining lives of 20 years. Amortization for 1996 amounted to $85.

        Organization cost:
         The Company amortizes organization cost over a period of 60 months on a straight-line method. Amortization for 1996 amounted to $1,416.

        Research and development:
         The Company charges to research and development project costs associated with projects which are not in the process of construction or permitted for operation.

        Impairment:
         Asrequired under FAS 121, effective for fiscal years beginning after December 15, 1994, the Company recognizes an impairment loss when the excess of the carrying amount of the asset exceeds the fair value of the asset. As of April 30, 1996 there has been no impairment losses attributable to the Company assets.

        Deferred offering expense:
         The Company recorded expenses associated with the registration statement for a S-1 filing as a deferred expense and deducted from the proceeds of the offering upon being effective. Any offerings not completed are charges to operations when realized.


5.   Common stock:

     A.   December 28, 1993

     The Company issued 2,160,000 shares of common stock in exchange for the original issuance by Compost America Company of New Jersey, Ltd. to Compost Management, Inc. of 360,000 shares @ .001 per share for the contribution of all ownership interest and development rights in all current composting projects throughout the United States.

     B.   January 1, 1994

     The Company issued to Select Acquisitions, Inc. 840,000 shares of common stock for the original issuance by Compost America Company of New Jersey, Ltd. of 140,000 shares in exchange for technology and the reimbursement to Bedminster Bioconversion Corporation, an unrelated company, for all expenses of composting projects previously entered into including all guarantees, land purchases and development costs. Select Acquisitions, Inc. acquired such technology and right by the issuance of its own 4 1/2% cumulative convertible preferred stock in the amount of 200,000 shares at $10 per share. The parties agreed as of December 31, 1993, the settlement date, the total cash expended by Bedminster Bioconversion Corporation was $1,013,875 including charges for technology. The value of the stock issued being the actual cash expended by Bedminster Bioconversion Corporation.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Common stock (continued):

     C.  January 1, 1994 - April 30, 1994

     The Company issued 830,400 shares of common stock in exchange for 138,400 shares of Compost America Company of New Jersey, Ltd. originally issued for cash at $5 per share or $692,000 in a "private placement", to raise $1,000,000.

     D.  April 30, 1994

     The Company issued Select Acquisitions, Inc. 368,640 shares in exchange for 61,440 shares of Compost America Company of New Jersey, Ltd. originally issued for professional fees for structuring and assisting in the raising of $192,000 of capital contributions through a term sheet agreement and private placement.

     E.  May 27, 1994

     The Company issued 24,000 shares pursuant to an agreement by Compost
        America Company of New Jersey, Ltd. for 4,000 shares of common stock. According to the agreement, Compost America Company of New Jersey, Ltd. made a commitment to be a registered company by certain firm dates. If on those dates Compost America Company of New Jersey, Ltd. was not a registered company, 2,000 shares would be issued at the passing of each date, not to exceed 4,000 shares. The shares were valued at Compost America Company of New Jersey, Ltd. par value of $.01 per share. Additionally, the investor was also issued 24,000 warrants of Compost America Company of New Jersey, Ltd. at the lower of $5.50 per share or the price of the next offering. The warrants expire in five years.

     F.  September 29, 1994

     The Company redeemed 60,000 shares of common stock originally exchanged with Compost America Company of New Jersey, Ltd. for 10,000 shares of common stock issued to an unrelated Limited Partnership investor.

     G.  October 3, 1994

     The Company immediately resold the redeemed stock to the principals of VRH
        Construction Corp. for the same $50,000 and issued 60,000 shares.

     H.  October 11, 1994

     The Company issued 369,600 shares in exchange for 61,600 shares of Compost
        America Company of New Jersey, Ltd. common stock issued under a private placement for $325,000. The private placement was originally offered for 200,000 shares at $5 per common share. The offering was oversold by 3,400 shares of which the individual who purchased a large block of these shares waived acceptance of the shares and his right to a refund, therefore, the Company received excess funds of $17,000. This completed the January 3, 1994 private placement.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Common stock (continued):

     I.  November 1, 1994

     The Company issued 120,000 shares for $50,000. Formerly these were 20,000 shares of Compost America of New Jersey, Ltd. which were converted at 6 to 1 in the merger with Alcor.

     J.  December 1, 1994

     The Company, subsequent to the a merger agreement of Compost Management, Inc. and Compost America Company of New Jersey, Ltd., exchanged 2,631,360 shares of its common stock for 438,560 shares of Compost America Company of New Jersey, Ltd's common stock. The value of the shares being the net asset value of statement of financial position of Compost Management, Inc. at December 1, 1994 which was $122,613. As a result of the merger of Compost America Company of New Jersey, Ltd. and Compost Management, Inc. the surviving Company was Compost America Company of New Jersey, Ltd which subsequently was acquired by the Company.

     K.  December 1, 1994

     Exercise of warrants originally issued by Compost America Company of New
        Jersey, Ltd. previously exercised and exchanged with the Company's common stock. Compost Management, Inc. exercised 280,000 warrants or 1,680,000 shares and the principals of VRH Construction Corp. exercised 150,000 warrants or 900,000 shares all at a exercise price of $.01 per share.

     L.  February 8, 1995

     The Company purchased the issued and outstanding stock of Compost America
        Holding Company, Inc., formally Alcor Energy and Recycling Systems, Inc. in a reverse acquisition purchase agreement with Compost America Company of New Jersey, Ltd. Alcor, a publicly held company has 15,000,000 shares authorized and 5,490,000 shares outstanding. Prior to the merger, Alcor did a 20 for 1 reverse split which left 274,500 shares outstanding. Compost America Company of New Jersey, Ltd. assumed liabilities in the purchase of the public stock. The cost associated with the purchase amounted to assumption of a settlement agreement for a law suit between Alcor Energy and Recycling Systems, Inc., a former name of Compost America Holding Company, Inc. and Reade Advanced Materials, a creditor, for $25,000 and closing costs of $24,094 for legal and other expenses, total cost being $49,094.

     M.  February 11, 1995

     The Company sold 190,000 shares unregistered restricted common stock at $2.50 per share. These shares were issued by the Company in a private transaction for a total of $475,000.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Common stock (continued):

     N.  February 11, 1995

     The Board of Directors of Compost America Holding Company, Inc. authorized a non-qualified stock option plan (referred to as the performance option), to directors and officers of the Company and designated professionals employed by the Company who have tendered invaluable assistance in the efforts of the Company to become viable. The option was granted for a period of three years from the date of grant (February 11, 1995) and at an option price of $.01 per share. The Company granted 1,913,167 option for common stock, all of which were exercised on February 11, 1995 for $19,132. Of the 1,913,167 options granted and exercised 400,000 shares were for consulting services to be rendered by FRW, L.L.C., principals of the law firm of Ehmann, Van Denbergh & Trainor.

     O.  February 11, 1995

     The Board of Directors of Compost America Holding Company, Inc. approved the issuance of stock options and warrants in the Company to holders of stock options and warrants of Compost America Company of New Jersey, Ltd. in exchange for their existing options and warrants. As a result of the merger of Compost America Holding Company, Inc. and Compost America Company of New Jersey, Ltd. shareholders of Compost America Company of New Jersey, Ltd. holding options and warrants were not considered. The Board of Directors of Compost America Holding Company, Inc. corrected this omission and granted options and warrants to those shareholders.

     The Company issued 901,000 options at $.01 per common share with an expiration date of February 10, 1999. As of April 30, 1995, 801,000 options have been exercised for $8,010 and 100,000 options are still outstanding. Of the 801,000 options exercised from the total 901,000 options granted, 156,000 options were issued to FRW, L.L.C., the principals of the law firm Ehmann, Van Denbergh & Trainor, 120,000 were from Compost America Holding Company, Inc. for services instrumental in assisting the Company to develop. In addition, the law firm received 36,000 options of Compost America Holding Company, Inc. for offset of legal bills of $36,000.

     The Company also issued 784,000 warrants at various exercised prices expiring February 10, 1999. As of April 30, 1996 33,000 warrants @ .92 have been exercised.

     P.  February 15, 1995

     The Company issued 120,000 shares to three individuals, the principals of Foundation Systems, Inc., who entered into a joint venture with Compost America Company of New Jersey, Ltd. for the purpose of constructing, owning and operating an organic waste processing project to be located in South Chicago, Illinois.

     The individuals sold, conveyed, assigned and transferred into Compost
        America Company of New Jersey, Ltd., all of their right, title and interest in and to the assets which represented 50% of the venture as well as the liabilities associated with the assets. The total cash expenditures made by the individuals toward the joint venture amounted to $100,000. The Company then owned 100% of the Chicago Project.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Common stock (continued):

     Q.  May 1, 1995

     The Company issued 100,000 shares upon exercise of options by George Chu, an officer of the Company, for services rendered at $.01 per share.

     R.  May 1, 1995 - April 30, 1996

     The Company issued 532,900 shares of its unrestricted common stock to private individuals at no par value at an offering price of $2.50 - $3.00 per share. The proceeds amounted to $1,316,000 at $2.50 per share and $19,500 at $3.00 per share.

     S.  November 1, 1995

     Two individuals exercise part of their warrants for the purchase of 33,000 shares of unregistered common stock of the Company at $.92 per shares.

     T.  February 1, 1996

     The Company recorded the issue of 500 shares of unregistered common stock which were omitted unintentionally as a result of the merger of Compost Management, Inc. into Compost America Company of New Jersey, Inc.

     U.  March 1, 1996

     The Company issued 200,000 shares of its common stock in exchange for all the issued and outstanding shares of Bedminster Seacor Services Miami Corporation owned by Bedminster Bioconversion Corporation. The fair value being the price of the most recent private sales of $2.50 per share. Bedminster Bioconversion Corporation received stock valued at $500,000.

     V.  April 30, 1996

     The Company issued 83,333 shares of its common stock as part of the settlement for the assets purchased from R.C. Land and management fees to Ronald Bryce as part of the February 15, 1995 assessment. The fair value of stock was valued at $2.50 per share of $208,332. These shares were issued prior to April 30, 1996 before the June 28, 1996 R.C. Land Agreement was executed.

     W.  April 30, 1996

     The Company issued to Select Acquisitions, Inc. 267,000 shares of common stock for prior services to the Company at a value of $2.00 per share.

     X.  April 30, 1996

     The Company issued Jonathan Frank 25,000 shares of common stock in settlement of amounts due to Jonathan Frank of $150,000 on February 28, 1996.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Common stock (continued):

     Y.  April 30, 1996

     The Company issued 40,000 shares of common stock to William Spier, an accountant and King and Spalding, a law firm for services rendered in prior years and in settlement of past obligation. 25,000 shares for accounting services were valued at $50,000 or $2.00 per share. 15,000 shares for legal fees were valued at $43,404 or $2.89 per share.

     Z.  April 30, 1996

     The Company issued 17,962 shares of common stock as part of a consulting agreement with Robert Tardy and Robert R. Meyers for services in excess of their basic service agreement at $5.00 per share.


6.   Investment - American BIO-AG Company:

     American BIO-AG Corporation was formed as a joint venture under the Restated Joint Venture Agreement dated February 15, 1995 between R. C. Land Company, Twin Rivers Equity Partnership and Compost America Holding Company, Inc.. American BIO-AG Corporation was incorporated in the State of Delaware, January 11, 1995 (see Note 11(5) & 12(A)).

     The purpose of the joint venture was to develop, own and lease and operate land application sites for the beneficial use of biosolids. Management of American BIO-AG is being performed by executives from the three entities forming American BIO-AG. Initially, sites are being developed in Arizona, Texas and California. Compost America Holding Company, Inc. owns 33 1/3% of the joint venture.


7.   Agreements:

     A)  Compost America Company of New Jersey, Ltd.

     1)  Agreement and Plan of Merger:

         On December 1, 1994 Compost Management, Inc. and Compost America
           Company of New Jersey, Ltd. was merged into Compost America Company of New Jersey, Ltd with Compost America Company of New Jersey, Ltd. as the surviving Corporation, which assumed and became liable for all obligations of Compost Management, Inc. At the date of merger Compost Management, Inc. had issued and outstanding 200,000 shares of common stock which were exchanged for 438,560 shares of the common stock of Compost America Company of New Jersey, Ltd. (see Note 5J).

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued)

     A)  Compost America Company of New Jersey, Ltd. (continued):

     1)  Agreement and Plan of Merger (continued):

         The following is a summary of the balance sheet of Compost Management, Inc. at December 1, 1994.


                                ASSETS

             Cash                                                     $    925
             Due to Compost America Company of
              New Jersey, Inc.                                         187,722
             Investment in Compost America Company
              of New Jersey, Inc.                                        6,400
             Property and equipment, net                                18,166
             Deferred project costs                                    184,582
             Trademark costs, net                                        1,485
             Organizational costs, net                                   1,276
             Deposits                                                      510
                                                                      --------

               Total assets                                           $401,066
                                                                      ========



                 LIABILITIES AND SHAREHOLDERS' EQUITY


             Subscriptions payable                                    $  2,800
             Notes payable, bank                                        10,783
             Due to Teepak, Inc.                                       264,870
                                                                      --------

               Total liabilities                                       278,453

             Shareholders' equity                                      122,613

               Total liabilities and shareholders'
                equity                                                $401,066
                                                                      ========



     2)   Compost America Company of New Jersey, Ltd. Subscription Agreement:

          On January 5, 1994, VRH Construction Corp. purchased 100,000 shares of the common stock of Compost America Company of New Jersey, Ltd. at $5 per share or $500,000. In addition, the principals of VRH Construction Corp. were issued 150,000 warrants for Compost America Company of New Jersey, Ltd. common stock. The purchase of the shares by the subscriber was in further consideration of the Corporation granting to VRH Construction Corp. the exclusive right to act as the Corporation's compost facility development construction manager (see construction management and investment agreement).

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Agreements (continued):

     A)  Compost America Company of New Jersey, Inc. (continued):

     3) Construction Management and Investment Agreement between Compost America Company of New Jersey, Ltd. and VRH Construction Corp.:

         On January 5, 1994 the Compost America Company of New Jersey, Ltd.
          entered into an agreement with VRH Construction Corp. whereby VRH Construction Corp. purchased 100,000 common shares at $5.00 per share and provided bonding and construction management services to Compost America Company of New Jersey, Ltd.'s Project Development in New Jersey for a term of 10 years. In addition, Compost Management, Inc. and Select Acquisitions, Inc., major shareholders of Compost America Company of New Jersey, Ltd., agreed that all the activities of developing, construction and operations of the compost facilities in New Jersey will be conducted by Compost America Company of New Jersey, Ltd. VRH Construction Corp. will provide construction management services in accordance with the terms set forth in the "Standard AIA Contract Document AIII".


     4) Joint Venture Agreement between Compost Management, Inc. and Select Acquisitions, Inc.:

         On January 1, 1994, amended February 1, 1994, Compost Management, Inc.
           and Select Acquisitions, Inc., agreed to have Compost Management, Inc. continue to develop, operate and manage the organic waste recycling facilities and blending sites in New Jersey and to enter into a management agreement related to such activities. Select Acquisitions, Inc. was to provide working capital financing and bonding for the composting facilities currently in development by Compost Management, Inc. in New Jersey. As a result of the above, Compost Management, Inc. and Select Acquisitions, Inc. formed Compost America Company of New Jersey Ltd., to be the business entity to develop and operate organic waste recycling facilities and top soil blending sites in New Jersey.

         Compost America Company of New Jersey, Ltd.'s initial assets consisted of the contribution by Compost Management, Inc. of all its ownership interest and development rights in the following projects: Springfield Recycling and Composting Co., LP, Monmouth Recycling and Composting Company, Jersey City Recycling and Composting Company, Gloucester Recycling and Composting Company and Cheiselhurst Recycling and Composting Company.

         Select Acquisitions, Inc. was to fund $1.5 million of funding.  Select
           Acquisitions Inc. was unable to provide the funding and an Amended and Restated Joint Venture Agreement was agreed to on February 1, 1994, whereby Select Acquisitions, Inc. was to raise $2,000,000 in a private offering and Compost Management, Inc. would contribute ownership interests and development rights throughout the United States. In addition, Compost Management Inc. entered into a management agreement with Compost America Company of New Jersey, Ltd. for a term of 10 years with automatic extensions for 5 years. Key executives and employees of Compost America Company of New Jersey, Ltd., were granted a bonus package of 10% of Compost America Company of New Jersey Ltd. pre tax cash flow. The provisions called for in this February 1, 1994 agreement never were developed and none were ever executed.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Agreements (continued):

     A)  Compost America Company of New Jersey, Inc. (continued):

     5) Joint Venture Agreement between Compost Management, Inc. and Select Acquisitions, Inc. (continued):

         The ownership of Compost America Company of New Jersey, Ltd. was to be owned 53.34% or 640,000 shares by Select Acquisitions, Inc., 30.0% or 360,000 shares by Compost Management, Inc., 8.33% or 100,000 shares by VRH Construction Corp. and 8.33% or 100,000 shares by the public.

         As a result of the merger of Compost Management, Inc. into Compost
          America Company of New Jersey, Ltd., and Select Acquisitions, Inc.'s inability to provide the required funding, the above agreements were modified on July 24, 1995 but effective as of December 1, 1994 by an agreement of understanding. Select Acquisitions, Inc. was issued 61,440 shares for raising $192,000 in a private offering and 140,000 shares for its investment in Compost America Company of New Jersey, Ltd. Compost Management, Inc. received 360,000 shares for its investment in addition to 438,560 shares as a result of the merger and 280,000 shares on exercise of warrants.

      6) Term sheet for transaction with Compost Management, Inc., Compost America Company of New Jersey, Ltd. and Select Acquisitions, Inc.:

         Effective January 1, 1994 Compost America Company of New Jersey, Ltd.
          and Select Acquisitions, Inc. along with Compost Management, Inc. assumed all responsibility for the Springfield Recycling and Composting Project and Compost America Company of New Jersey, Ltd. and Select Acquisitions, Inc. assumed full responsibility for all current guarantees provided by Bedminster Bioconversion Corporation. Compost America Company of New Jersey, Ltd. and Select Acquisitions, Inc. were to pay all costs and expenses due and payable, related to the Springfield Project effective as of January 1, 1994 and shall reimburse Bedminster Bioconversion Corporation for any costs and expenses paid after January 1, 1994. Select Acquisitions, Inc. agreed to repay and guarantee the reimbursement of Bedminster Bioconversion Corporation for all prior funding to Compost Management, Inc. The balance at December 31, 1993 of reimbursed costs amounted to $1,013,875 including drawings and engineering for the Newark Project. Select issued to Bedminster Bioconversion Corporation $2,000,000 of cumulative convertible preferred stock with a 4-1/2% annual dividend.

         Bedminster Bioconversion Corporation ("BBC") was granted common stock purchase warrants for 100,000 common shares of Compost America Company of New Jersey, Ltd. at a price of $5 per share over a three year period. Compost America Company of New Jersey, Ltd. was to reimburse Bedminster Bioconversion Corporation for approved in advance costs for engineers and consultants in designing and developing any project. Bedminster Bioconversion Corporation was to receive a $250,000 developer's fee for each project plus a fee equal to (a) 10% of the Digester cost or (b) 10% of the turnkey construction costs. BBC was to receive a technology fee equal to the lesser of $3.50 per ton of material processed in any such project or 5% of gross profits. BBC was to receive an O&M contract and shall bill for such services on a cost plus 10% basis. Provisions in this term agreement pertaining to Compost Management, Inc. and Bedminster Bioconversion Corporation have been modified or eliminated by the merger of Compost America Company of New Jersey, Ltd. and Compost Management, Inc, on December 1, 1994.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     A)  Compost America Company of New Jersey, Inc. (continued):

     7) Agreement between Compost America Company of New Jersey, Ltd. dated January 15, 1995 and Select Acquisitions, Inc. terminated all prior agreements including the "Amended and Restated Joint Venture Agreement".

     8)  Settlement of Alcor Energy and Recycling Systems, Inc. law suit:

         On September 12, 1995, Compost America Holding Company, Inc., formerly Alcor Energy and Recycling Systems, Inc., settled with Reade Advanced Materials for $25,000 a law suit brought against Alcor prior to its merger with Compost America Company of New Jersey, Ltd. The settlement consisted of $7,500 at execution of agreement and 12 monthly payments of $1,458.33 commencing October 1, 1995.

         The Company is to make payments as follows:

                  November 14, 1995                             $ 7,500.00
                  November 14, 1995                               2,916.66
                  December 1995 to September 1996                14,583.34
                                                                ----------

                                                                $25,000.00
                                                                ==========

     9)  Settlement Agreement:

         On May 17, 1996, the Company and Pasquale Dileo, doing business as
          Select Acquisitions, Inc., and Michael Papa entered into a settlement agreement. Select Acquisitions, Inc. was acquired by Pasquale Dileo from Michael Papa. Select Acquisitions, Inc. and Pasquale Dileo have provided various services to the Company for which it received restricted common stock. As a result of disputes and in the interest of resolving these disputes this settlement agreement was executed. The settlement consisted of the following:

          A) Compost America Holding Company, Inc. will issue within 14 days of this agreement 80,000 shares of restricted common stock to the original shareholders of Select Acquisitions, Inc.

          B) Within 14 days of this agreement the Company will issue 100,000 shares of restricted common stock of the Company to Michael Papa and 20,000 shares to Gordan N. Gemma, Esq.

          C) Within 14 days Pasquale Dileo will issue 150,000 shares of Select Acquisitions, Inc. to Michael Papa.

          D) Within 30 days Select Acquisitions, Inc. and/or the Company will pay Michael Papa $60,000.


    10)  Shareholder Settlement Agreement:

         On April 27, 1996 the original shareholders of Select Acquisitions,
          Inc. and Compost America Holding Company, Inc. entered into a settlement agreement. All of the conditions of this agreement pertain to transactions on the books of Select Acquisitions, Inc. except as part of this agreement, 267,000 shares of the Company's common stock of which 150,000 is to be included in the S-1 Registration Statement to be issued to Select Acquisitions, Inc. in payment for prior service to the Company.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     B)  Chicago Recycling and Composting Company, Inc.

     1)  Chicago Restructuring Agreement:

         On July 24, 1995, effective as of February 15, 1995, pursuant to an agreement between Compost America Holding Company, Inc. and Foundations Systems, Inc. to convey, sell and transfer unto Compost America Holding Company, Inc. all of Foundation Systems, Inc. rights, title and interest in and to the assets of the Chicago Recycling and Composting Project. The interest acquired represented 50% of the Joint Venture between the two companies. The principals of Foundation Systems, Inc. as consideration for their interest were issued 120,000 shares of common stock of Compost America Holding Company, Inc.

     2)   Development Agreement:

          On January 11, 1993 Compost Management, Inc. and Teepak, Inc.
           agreed, which was assumed by Compost America Company of New Jersey, Ltd., to develop an organic waste composting facility in South Chicago, Illinois. Compost Management, Inc. was to develop, own and operate a site and to enter into waste handling contracts with organic waste generators. Teepak, Inc. agreed to loan funds to Compost Management, Inc. for the purpose of obtaining necessary permits for the facility. Compost Management, Inc. was to provide financing for the site, site development, equipment and startup. Teepak, Inc. agreed to enter into a long term waste flow agreement with Compost Management, Inc. for disposal at the facility. Teepak, Inc. was to have no ownership or other interest in the site or the facility and agreed to loan to Compost Management, Inc.:

                1) Reasonable travel and other out-of-pocket expenses of permitting the facility (not to exceed $50,000).

                2) $25,000 per month commencing with January 15, 1993 and thereafter by invoice submitted by Compost Management, Inc. on February 15, 1993 and for every month up to issuance of a permit or 8 months. If Compost Management, Inc. was unsuccessful during this period, Teepak, Inc. would extend for an additional 12 months, loans only for out-of-pocket expenses, not to exceed $50,000.

          The Teepak, Inc. loan was to be repaid by Compost Management, Inc. in quarterly installments commencing three months after the start-up of the facility to the extent of 50% of available cash flow. If Compost Management, Inc. failed to get permits by September 15, 1996 or Compost Management, Inc. ceased efforts to obtain permits the loan was to be paid in twenty-four months at the earlier of such dates. Interest shall accrue at 2% over bank prime. The balance due Teepak, Inc. at April 30, 1996 amounted to $264,871. This agreement has been modified such that no accrued interest unless repayments are overdue.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     B)  Chicago Recycling and Composting Company, Inc. (continued):

     3)  Conditional Agreement of Sale:

         On May 5, 1994 the Indiana Harbor Belt Railroad and Chicago
          Recycling and Composting Company, Inc. entered into an agreement to purchase a parcel of land containing 14 acres. The purchase price shall be $420,000 with $42,000 down and the balance at closing. The price of the property is based on $30,000 per acre or fraction thereof. Any differences in actual acreage will amend purchase price to conform. The closing shall be 30 days from completion of due diligence or 365 days from May 5, 1994. The contract included many contingencies to be satisfied in order to close.

         As of April 30, 1996 the $42,000 deposit was never made but the contract was still in effect.

         On September 1, 1995 the agreement of sale was extended to March 31, 1996.

         On March 31, 1996 the agreement of sale was extended to July 31, 1996, subsequently extended to December 31, 1996.

     4)  Real Estate Lease:

         On March 20, 1996 Chicago Recycling and Composting Company, Inc. and
          Hub Cap City entered into a lease agreement for the premises located at 13831 Ashland Avenue, Riverdale, Illinois 60627. The lease is for a term of 36 months beginning on the date Chicago Recycling and Composting Company, Inc. purchases the property. The lease will automatically renew for a period of these years unless terminated. The lease payment is $500 per month for a total of $6,000 annually, any renewals are on the same terms.

     5)  Easement Agreement:

         On March 20, 1996 Chicago Recycling and Composting Company, Inc. and
          Hub Cap City entered into an easement agreement such that Hub Cap City gives and conveys an easement for ingress and egress over, upon and across two separate 20 foot wide portions of the Hub Cap City parcel to provide access for necessary utility lines, sewer and water lines or such other access to public facilities as may reasonably be necessary, to and from the public roadway.

     C)  Gloucester Recycling and Composting Company, Inc.

     1)  Lease Agreement, Gloucester City, New Jersey

         On July 1, 1995 Gloucester City (lessor) and Gloucester Recycling and Composting Company, Inc. (lessee) entered into a lease agreement for certain real property located in Gloucester City, New Jersey containing approximately 7.98 acres and also Parcel No. 2 (Block 120, Lot 1) if acquired by Gloucester City. Approximately 12 acres of Parcel No.2 shall be dedicated for the full scale, permanent composting facility. The lease shall commence on March 7, 1996 for an initial term of 24 consecutive months. With the lessor's consent the lessee shall have the right and option to extend the term for an additional 30 years. The rent is based on a rent formula.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   Agreements (continued):

     C)  Gloucester Recycling and Composting Company, Inc. (continued):

     1)  Lease Agreement, Gloucester City, New Jersey (continued):

         For the fist 24 months the rent shall be $100 per month plus all site improvements to Parcel No. 1 to develop a "demonstration composting facility" for the 30 year extended term.

            1)   Lessee's redemption of Parcel No. 1.

            2) Lessee's payments to lessor in accordance with the "host community benefit fee schedule" for the extended term.

         The benefit fee payment schedule is as follows:

            1)   Payments in lieu of taxes

                 a)    Taxes due Camden County and District School taxes to
                        be paid by lessee following receipt of the NJDEP full scale, permanent composting facility permit.

                 b)    Municipal purpose taxes beginning twelve months
                        following the date of commercial operation.

                 c)    The initial payment following commercial start-up is
                        $82,745 with annual escalations of 4%.


            2)   Lease payments begin the end of the first full month of
                  commercial operations and shall be equal to the mortgage expense resulting from the acquisition of Parcel No. 2.

            3)   Host Community Benefit

                 Payments are based on tons of all organic waste received
                  at the composting facility at the rate of $2.40 per ton which shall be applied against "site clean-up" costs. Actual cash payments shall begin after the amount is fully paid except a $.35 per ton shall be paid for the first calendar year. Following the site clean-up application the rate shall be $2.75 per ton through the tenth year. After the ten years the payment shall be adjusted annually based on the average tip fee. There is a maximum fee of $100,000 should tip fees fall below $65.00 per ton. In addition, $1.25 per ton will be paid to lessor for organic waste in excess of 100,000 tons.

     D)   Monmouth Recycling and Composting Company, Inc.

     1)   Option Purchase Agreement:

          On March 1, 1995 Compost America Company of New Jersey, Ltd. (CANJ) and Brown Field Environmental, Inc. entered into an agreement to purchase a tract of land, together with improvements in Freehold Township in the County of Monmouth, described as Lot 37 in Block 92 which is an area of 15 acres. The purchase price will be $600,000 with an estimated closing date of February 14, 1996. CANJ has the

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.   Agreements (continued):

     D)  Monmouth Recycling and Composting Company, Inc. (continued):

     1)  Option Purchase Agreement (Continued):

          exclusive option to extend the closing for an additional 12 months by paying $2,500 per month during the extension period. As of April 30, 1996 the contract was extended for the initial 12 months to February 14, 1997. CANJ has an additional exclusive right to extend the closing for a second extension of 18 months by payment of a $15,000 fee plus a non-refundable option payment per month of $3,500.

     2)  Stock Purchase Agreement:

         On December 4, 1995, the Company entered into a stock purchase agreement to acquire 100% of all the issued and outstanding stock of American Soil, Inc. with Robert F. Young, Jr. (seller) and American Soil, Inc. American Soil, Inc. has conducted the business of composting vegetative waste at the site in the Township of Freehold, County of Monmouth, State of New Jersey. The agreement calls for a purchase price of $750,000 payable as follows:

                     $ 37,500       On execution of agreement
                       12,500       On execution of agreement
                      425,000       On closing
                      125,000       On closing into an escrow account for the
                                    payment of liabilities presently unknown
                     $600,000

         In addition, at closing, the Company will deposit $150,000 into an escrow account for payment of accounts payable liabilities. After nine months any funds remaining will be split 75% for the Company and 25% for the seller.

         The Company will also take up to 4,000 cubic yards of screened non-sludge compost per year, without charge, for the years 1996 through 1999. The major assets acquired are the NJDEP and the federal, state and local permits and the lease agreement between the seller and Freehold Township, New Jersey.

         On April 22, 1996 the agreement for the purchase of American
          Soil, Inc. was terminated by the principals of American Soil, Inc. Negotiations were immediately undertaken and Compost America Holding Company, Inc. and American Soil, Inc. retroactively agreed to an April 1, 1996 amendment to the Stock Purchase Agreement whereby the parties agreed to:

             a)   Compost America Holding Company, Inc. paid a non-refundable payment of $37,500.

             b) Compost America Holding Company, Inc. paid a non-refundable payment should closing not take place of $12,500.

             c) Compost America Holding Company, Inc. paid a non-refundable payment of $125,000 on April 1, 1996.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     D)  Monmouth Recycling and Composting Company, Inc. (continued):

     2)  Stock Purchase Agreement (continued):

             d) On or before closing the Company shall pay American Soil, Inc. $310,000 or 85,000 shares of Compost America Holding Company, Inc.

             e) The Company will make available $150,000 to pay American Soil, Inc.'s account payable liabilities or other indebtedness in excess of $35,000. Any amounts remaining shall be given to American Soil, Inc. in stock at a price of $5 per share.

             f) The Company shall provide an additional escrow of $125,000 for nine months to pay liabilities in excess of $150,000 over the first $35,000. The escrow is to pay any unknown liabilities and any environmental clean-up. Any remaining funds shall be distributed to the seller.

             g) The Company is to provide 4,000 cubic yards of screened non-sludge compost per year at no charge from 1996 through 1999.

             h) The Company will also pay up to $30,000 per month for monthly operating expenses.

             i) The Company will pay the cost of additional stone freight and bulldozer equipment up to $19,250.

             j) The firm and final closing date is June 30, 1996. The Company put up 100,000 shares to guarentee closing in the name of Robert F. Young, Jr. These shares to be returned upon closing or forfeited if closing does not occur.

     Financial statements of American Soil, Inc. have not been provided since the proposed acquisition does not meet with the test for a significant subsidiary as required under Reg ss. 210-02 (W). The combined investment in and advances at the proposed acquisition date amounted to $869,250 which does not exceed 10% of consolidated assets at April 30, 1996.

     As of June 30, 1996 the Company has not issued the 100,000 shares and has not closed on the purchase of the Company. The contract is still pending.

     3) Meher & LaFrance Retainer Agreement:

        On May 29, 1996 the Company entered into a Retainer Agreement with the law firm of Meher & LaFrance to provide legal services regarding the Township of Freehold, to provide appearances before municipal and other governmental boards, committees and agencies, compliance with the Monmouth County Solid Waste Management Plan and required permitting procedures of the New Jersey Department of environmental Protection, through final site plan approvals. The company shall maintain a $1,500 retainer deposit and will be billed monthly based on an hourly basis of time expended at standard hourly rates.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     E)  Newark Recycling and Composting Company, Inc.:

     1)  Newark Recycling and Composting Company, Inc. Agreement):

         The agreement dated May 1, 1994 is a modification of the original agreement in principle dated June 16, 1992. The agreement between Compost America Company of New Jersey, Ltd. and Prince Georges Contractors, Inc. d/b/a Potomac Technologies (PTI) was to form a corporation to continue development activities previously undertaken, which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey, called the Newark Recycling and Composting Company, Inc. Newark Recycling and Composting Company, Inc. was to acquire the business activities of Passaic Valley Management Group which was seeking to be short listed on the Passaic Valley Sewer Commission RFQ/RFP process for contracting to manage its sewer sludge for beneficial use through "land applications" and/or "composting". VRH Construction Corp. a shareholder in Compost America Company of New Jersey, Ltd., was to be the exclusive "construction manager" for each of the composting facilities. Newark Recycling and Composting Company, Inc. had the objective of earning a "development fee" for distribution to each of the shareholders and David J. Egarian as follows:

               David J. Egarian                                        $150,000
               Compost America Company of New Jersey, Ltd.             $450,000
               Potomac Technologies                                    $300,000

         Newark Recycling and Composting Company, Inc. will enter into a "Turnkey Construction Contract" with VRH Construction Corp., who will receive a "construction management fee" equal to 10% of the construction costs. The ownership of Newark Recycling and Composting Company, Inc. shall be 75.0% to Compost America Company of New Jersey, Ltd. and 25.0% to Prince Georges Contractors, Inc. d/b/a Potomac Technologies ("PTI").

     2) On March 21, 1994, Passaic Valley Management Group, LP, the trade name of the joint venture between Compost America Company of New Jersey, Ltd., Potomac Technologies and R.C. Land Company, Inc. entered into a "Sewage Sludge Land Application Agreement". Passaic Valley Management Group, LP was engaged in the development of organic waste composting facilities in Essex and Hudson Counties in the State of New Jersey. R.C. Land Company, Inc. was developing and permitting land application sites on property it owns and property owned by others. The agreement called for the joint venture to deliver and arrange for the unloading and land applications of the sewage sludge for beneficial use on the Arizona land application sites. R.C. Land Company, Inc. was to receive a $5 per wet ton "use fee" plus a $6 per wet ton "land application fee" for the actual land application of the sewage sludge. In addition, R.C. Land Company, Inc. was to receive a $75,000 per year consulting fee if the joint venture entered into a contractual agreement with the Passaic Valley Sewerage Commission. This joint venture agreement was modified on February 15, 1995 in the "Restated Joint Venture Agreement". Subsequently, on January 11, 1995 American BIO-AG Corporation was incorporated. As of April 30, 1996 no agreement has been reached.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     E)  Newark Recycling and Composting Company, Inc. (continued):

     3)  Option and Purchase Agreement:

         On July 1, 1994, Newark Recycling and Composting Company, Inc. and
           Linde Gases of the Mid-Atlantic, Inc. entered into an agreement for an option to purchase approximately 11.69 acres of real property together with the buildings and improvements in the City of Newark, Essex County, New Jersey. The option called for a $50,000 option payment on date of agreement for a term from July 1, 1994 to December 31, 1994 with a provision to extend the option term for up to two additional periods commencing January 1, 1995 and expiring June 30, 1995 and July 1, 1995 and expiring October 31, 1995. At each extension date an additional $50,000 option payment was required for a total at October 31, 1995 of $150,000. The purchaser can exercise their option at any time during the option period and extensions to purchase the property for a purchase price of $3,250,000. All option payments are to be credited against the purchase price. In the event the option is not exercised, all option payments will be forfeited.

         On October 20, 1995, an Amendment to Option and Purchase Agreement was signed whereby "Praxair" was substituted for the seller, Linde Gases of the Mid-Atlantic, Inc. and Newark Recycling and Composting Company, Inc. exercised the option and posted as security for the closing a security bond. The purchase price was amended to $3,285,866 less the $150,000 in option payments. At closing a deposit of $1,035,866 was to be paid together with a promissory note and purchase money mortgage of $2,100,000 at 8% per annum, payable monthly, with a maturity on August 31, 1996. The property was closed on December 15, 1995.

         To accommodate the down payment VRH Construction Corp. loaned Newark
           Recycling and Composting Company, Inc. $1,043,866 on a term loan basis on demand. The loan was due on January 15, 1996 with interest at 10% per annum. The loan has been extended to August 15, 1996. Compost America Holding Company, Inc. has pledged as collateral to VRH Construction Corp. all its right, title and interest in and to all shares of Newark Recycling and Composting Company, Inc.'s capital stock that Compost America Holding Company, Inc. owns.

     4) Agreement regarding termination of Sale Agreement:

         On July 1, 1994 and amended December 22, 1995 Newark Recycling and
           Composting Company, Inc. entered into an agreement with Edward J. Haefeli to terminate his December 14, 1990 Sale Agreement with Linde Gases of the Mid-Atlantic for the purchase and sale of certain improved land containing approximately 11.69 acres. Upon termination Newark Recycling and Composting Company, Inc. entered into an Option and Purchase Agreement with Linde Gases. In consideration of this Termination Agreement Newark Recycling and Composting Company, Inc. at the closing of Project Financing, but no later than September 1, 1996, execute a note to Haefeli for $594,000 payable over 10 years at the rate of 1% over prime rate, not to exceed 8% per annum. The note is to be secured by the property. In addition, at closing, but no later than September 1, 1996, Haefeli will be paid $250,000 plus interest accrued from December 22, 1995 at 8% per annum plus $129.84 per day commencing December 22, 1995 and ending on the day before the day required funds are paid in full at the closing.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     E)  Newark Recycling and Composting Company, Inc. (continued):

     5)  Agreement with Jerry Harris:

         On May 1, 1994 the Company entered into a Consulting Agreement with
           Jerry Harris to provide public relations and government relation services. The term of the agreement is ten years. All compensation to Jerry Harris is contingent on:

               a)    Receiving of non-recourse project financing

               b)    Permit to build and operate the facility

               c)    Closing of finance for the construction

               d)    Availability of operating cash flow from the facility

         Harris is to receive $25,000 per year for 10 years in equal quarterly installments.

     6)  Agreement with Dughi and Hewit:

         On May 1, 1994 the Company entered into a Consulting Agreement with
           Dughi and Hewit to provide legal services for a term of ten years payable at $25,000 per year in quarterly equal installments and contingent as follows:

               a)    Receiving of non-recourse project financing

               b)    Permit to build and operate the facility

               c)    Closing of finance for the construction

               d)    Availability of operating cash flow from the facility

         In addition to the above, Dughi and Hewit will be paid $1,500 per month until financial closing.


     7)  Retainer Agreement with Fischbein, Badillo, Wagner and Itzler:

         On December 4, 1995 the Company entered into a contract with Fischbein, Badillo, Wagner and Itzler to provide legal advice, guidance and other legal services in connection with the Newark Recycling Project. As consideration the law firm shall receive a monthly retainer fee of $6,000 for a term of ten months. The first two month retainer was paid on December 4, 1995. The agreement also calls for reimbursement of expenses.

     8)  Loan Agreement with VRH Construction Corp:

         On December 26, 1995, Newark Recycling and Composting Company, Inc.
           and VRH Construction Corp. signed a loan agreement whereby VRH Construction Corp. lent $1,043,866 on a term loan basis. The Loan is due on January 15, 1996 with interest at 10%. The loan has been extended to August 15, 1996.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     F)  Miami Recycling and Composting Company, Inc.:

     1)  Letter Agreement with Bedminster BioConversion Corporation:

         On June 9, 1995, the Company entered into a letter agreement, as a modification of proposals dated May 3rd and 20th, 1995, for Compost America Company of New Jersey, Ltd. to acquire 100% of the outstanding stock of Bedminster Seacor Services Miami Corporation, from Bedminster Bioconversion Corporation. Bedminster Seacor Services Miami Corporation has agreed to enter into a 30 year "put or pay" solid waste service agreement in which the City of Miami Florida and Bedminster agree to design, construct and operate a facility having an annual capacity of at least 150,000 tons. The charges will be $52.50 per ton.

         As consideration for the acquisition of 100% of stock of Bedminster
           Seacor Services Miami Corporation from Bedminster Bioconversion Corporation, Bedminster Bioconversion Corporation shall receive:

               200,000 Shares of common stock of Miami Recycling and Composting Company, Inc.

               300,000 Warrants to purchase shares of the common stock of Miami Recycling and Composting Company, Inc. at $6.00 per share for a term of 5 years.


         Bedminster will be the supplier of record of all "Eweson Digesters" the bridge crane, "Fecon Turning Equipment" and the floor aeration units to the composting project undertaken by the Company pursuant to a solid waste service agreement between the City of Miami, Florida and the Company. Such equipment supply agreements will be at the equipment cost plus 10%. The agreement calls for license fees and net distributable cash flow allocations.

         As part of the acquisition of Bedminster Seacor Services Miami
           Corporation, Miami Recycling and Composting Company, Inc. acquired the contract for real property in Dade County, Florida. On March 29, 1996 Miami Recycling and Composting Company, Inc. closed on the real estate contract for a purchase price of $4,095,838.

     2)  Stock Purchase Agreement:

         On March 1, 1996 Miami Recycling and Composting Company, Inc., a wholly owned subsidiary of Compost America Holding Company, Inc, entered into an agreement for all of the issued and outstanding shares of common stock of Bedminster Seacor Services Miami Corporation by the issuance of 200,000 shares of Compost America Holding Company, Inc.'s common stock and 300,000 warrants to purchase shares of Compost America Holding Company, Inc.'s common stock at $6.00 per share for a term of 5 years from March 1, 1996 from Bedminster Bioconversion Corporation. In addition Ronald K. Bryce would receive 83,333 shares of the Company's common stock. The fair value of the shares was $2.50 per share based on current sales of the Company's stock.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     F)  Miami Recycling and Composting Company, Inc. (continued):

     2)  Stock Purchase Agreement (continued):

         In addition, Miami Recycling and Composting Company, Inc. agreed to a equipment supply arrangement for certain solid waste services at cost of equipment plus 10% provided that Miami Recycling and Composting Company, Inc. shall be entitled to utilize Curing Technologies developed by Bedminster Bioconversion Corporation. As part of the Stock Purchase Agreement Bedminster Bioconversion Corporation will be paid a license fee of $200,000 upon financing of the Miami Project, a supplemental license fee of $300,000, three years after commencement of commercial operation of the Miami Project and an additional $300,000, six years after commercial operation. Bedminster Bioconversion Corporation shall also receive 20% of the net distributable cash flow allowable to the revenues received. Additionally. Miami Recycling and Composting Company, Inc. agreed to pay up to $170,000 within 60 days for accounts payable as part of the Stock Purchase Agreement. Roger Tuttle, President of Miami Recycling and Composting Company, Inc., has personally guaranteed the payments of these payables.

         On July 11, 1996 and on July 16, 1996 the Stock Purchase Agreement was amended to change the stock issued for the purchase of Bedminster Seacor Miami Corporation from Miami Recycling and Composting Company, Inc. to Compost America Holding Company, Inc. and to change the license fee to Bedminster Bioconversion Corporation to $400,000 upon financing of the Miami Project, a supplemental license fee of $200,000 three years after commencement operations and an additional $200,000 six years after commencement.

         As of March 1, 1996 the condensed balance sheet of Bedminster Seacor
           Services Miami Corporation was as follows:

                                  ASSETS

               Current assets:
                 Due to Miami Recycling and Composting
                  Company, Inc.                                       $ 17,927
                                                                      --------
                   Total current assets                                 17,927
                 Construction in progress - compost projects           482,073
                                                                      --------

                    Total assets                                      $500,000
                                                                      ========

                    LIABILITIES AND SHAREHOLDERS EQUITY

               Shareholders equity:
                  Common stock                                        $736,036
                  Deficit                                             (236,036)
                                                                      --------
                                                                      $500,000
                                                                      ========

     3)  Land Purchase Contract:

         On March 29, 1996 Bedminster Seacor Services Miami Corporation, a wholly owned subsidiary of Miami Recycling and Composting Company, Inc., purchased a parcel of land in the Northwest quarter of
           Section 30, Township South, Range 40 East, Dade County Florida for $4,095,838 plus closing costs from Rinker Materials Corporation. Rinker Materials Corporation gave a mortgage of $3,730,870.75 at 7% per

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     F)  Miami Recycling and Composting Company, Inc. (continued):

     3)  Land Purchase Contract (continued):

           annum commencing May 1,1996 and continuing for the next 22 months. All interest and principal in due on April 1, 1998. As of March 29, 1996 all contracts have been assigned to Miami Recycling and Composting Company, Inc.

     4)  Compost Marketing Agreement:

         On August 28, 1995 Bedminster Seacor Services Miami Corporation prior to its acquisition by Compost America Holding Company, Inc., entered into an agreement with Nutri-Source, Inc. to sell specialized organic plant nutrient materials and compost provided by the Company. Nutri-Source, Inc. will pay the Company $8.00 per ton of compost material removed for use. In addition, Nutri-Source, Inc. shall pay the Company an excess profit fee of 50% of the amounts received from sale of compost from Bedminster Seacor Services Miami Corporation.

     5) On October 29, 1993 Bedminster Seacor Services Miami Corporation entered a Solid Waste Agreement with the City of Miami, Florida to provide an efficient and environmentally acceptable method of solid waste disposal. The agreement calls for Bedminster Seacor Services Miami Corporation to construct, operate and maintain a facility on a designated site which has the capacity to process at least 204,000 tons of acceptable waste. During start-up and prior to the commencement date of the operation, the city shall pay a service fee of $63.50 per ton for waste delivered to and accepted by the facility. Upon commencing of operations Bedminster Seacor Services Miami Corporation shall receive the unit billing rate for the first five years of $63.50 per ton and thereafter at a rate based on an escalation factor.

     6) On October 20, 1994 the agreement with the City of Miami was amended such that the capacity has been reduced from 204,000 to 183,000.

     7) On November 30, 1995 Bedminster Seacor Services Miami Corporation restated the Compost Recycling Agreement between the City of Miami, Florida and Bedminster Seacor Services Miami Corporation. The restated agreement set forth for Bedminster Seacor Services Miami Corporation to design, construct, operate and maintain the facility on the site and to pay the cost of construction. The facility shall have the capacity to process at least 150,000 tons of acceptable waste. During start-up and prior to the commencement of operations, the city shall pay Bedminster Seacor Services Miami Corporation a service fee of $52.00 per ton for acceptable waste delivered to the facility. On the commencement date of operations, the city will pay Bedminster Seacor Services Miami Corporation a service fee for the processing capacity equal to the unit billing rate multiplied by the greater of (1) the number of tons of waste accepted at the facility and disposed at Bedminster Seacor Services Miami Corporation's cost pursuant to the terms or (2) 1/12th of the guaranteed annual tonnage minus the bypass waste rejected at the facility. The unit billing rate is equal to $52.00 per ton and escalated yearly in accordance with and escalation factor.

     8)  All the agreements with Bedminster Seacor Services Miami
           Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Agreements (continued):

     8)  (continued):

           Corporation by Miami Recycling and Composting Company, Inc. and its parent company Compost America Holding Company, Inc. on March 1, 1996.

     G)  Compost America Technologies, Inc.:

     1) Teaming Agreement between Compost America Technologies, Inc. and Compost Industries, LLC.:

         On August 15, 1995, Compost America Technologies, Inc., a wholly owned subsidiary of Compost America Holding Company, Inc. and Compost Industries, LLC, signed a Teaming Agreement for Compost Industries, LLC to supply proprietary composting technology and equipment, proprietary shop and field fabrication techniques and installation know-how relating to solid waste separating, processing, recycling and composting. Compost Industries is to provide and demonstrate its "Earthcycle Composting System" shop and field fabrication techniques and equipment engineering and assistance for the Gloucester Demonstration Project and if successful for the Gloucester Recycling and Composting Project and also if requested for other full scale projects. Compost Industries will provide a demonstration Earthcycle Composting System, at its expense, at a cost not to exceed $600,000. At financial closing of the Gloucester full-scale project Compost Industries will receive payments for all equipment supplies plus a 15% engineering and equipment fee on the total project costs not to exceed $12,200,000. In addition, Compost Industries shall receive at "financial closing" 150% of its documented costs up to $600,000 and 33 1/3% of net distributable cash flow from the full-scale project upon commercial acceptance and 3.5% of the "total tip fee revenue" for the life of the Gloucester City Project.

8.   Consulting contracts:

     A)  Site development and consulting agreement:

         Compost Management, Inc. now Compost America Company of New Jersey,
           Ltd., as of December 1, 1994 the date of the merger, Bedminster Bioconversion Corporation and Potomac Technologies, Inc., entered into a letter agreement dated September 1, 1992 to form a partnership, Newark Recycling and Composting Company, Inc., to develop an organic waste composting facility in Newark, New Jersey and to utilize Gustav Heningberg Associates, Inc. to assist in various development activities for this project. The term of this agreement shall be for 10 years and may be extended or modified. The schedule of payments for consulting services are as follows:

                                                               Annual amounts
                                                               --------------
               At closing of construction
               Financing                                            $150,000
               Year 1                                                 38,888
               Year 2                                                 38,889
               Year 3                                                 38,889
               Year 4                                                 38,889
               Year 5                                                 38,889
               Year 6                                                 38,889
               Year 7                                                 38,889
               Year 8                                                 38,889
               Year 9                                                 38,889
                                                                    --------
                                                                    $500,000
                                                                    ========

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Consulting Contracts (continued):

     A)  Site development and consulting agreement (continued):

         In years 2 through 10, the consulting fee is contingent on the availability of operating cash flow from the facility. Any payments not made due to the lack of operating cash flow shall not be made up in subsequent periods. Payments in years 1 through 9 are to be made quarterly and are contingent on facility being fully operational. Payments begin with commencement of operations.

         In addition to the above, Gustav Heningberg Associates, Inc. and Robert Holmes, shall receive $1,000 per month, and $1,500 per month respectively, as development expense which shall cease on financial closing.

     B)  Agreement and Release:

         On January 31, 1995, Compost America Company of New Jersey, Ltd and
           Jonathan W. Frank, a former employee of Compost Management, Inc. who was terminated as of September 29, 1994, agreed to an accommodation for Frank to not discuss the confidential information to a competing business in solid waste disposal in the United States of America.

         For this Frank will receive payments totaling $250,000 which will be paid as follows:

                   $ 25,000 To be paid within 10 days of final execution of this agreement

                     25,000         Due March 1, 1995

                     50,000         Due April 1, 1995

                    150,000 Due March 15, 1995 or upon the closing of the a public offering of the Companies common stock which ever comes later. As of April 30, 1995 this amount was unpaid

         Amendment to Agreement and Release:

         On February 28, 1996 the Company and Jonathan W. Frank executed an agreement to amend the January 31, 1995 Agreement and Release to provide in lieu of the remaining balance of $150,000 the Company will issue:

               1)  25,000 shares of restricted common stock to be registered in the Company's S-1 Registrations.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.   Consulting Contracts (continued):

     B)  Amendment to Agreement and Release (continued):

               2)    If the S-1 Registration is not effective by April
                      30, 1996 Frank shall receive an additional 300 shares of unregistered common stock per month beginning May 1, 1996.

               3)    If the proceed of the sale of the shares shall be
                      less than $165,000 Frank will be issued additional unregistered shares such that the bid price on July 1, 1996 total $165,000.


         The obligation to Frank shall remain in full force until Frank has received at least $165,000 subject to an increase of .83% per month after June 30, 1996.

     C)  Agreement in Principle:

         On June 16, 1992, an "Agreement in Principle" was made between
           Compost Management, Inc., Compost America Company of New Jersey, Ltd. (after the December 1, 1994 merger), and Potomac Technologies, Inc. for a joint venture to develop a composting facility in Newark, New Jersey. As part of this agreement, Robert Jones, President of Potomac Technologies, Inc. will be paid a monthly consulting fee of $6,250 per month to financial closing.

         The agreement in principle was restated in a modified agreement, Newark Recycling and Composting Company, Inc. Agreement dated May 1, 1994 (see Notes 7 (J) and 11 (B)).

     D)  Engineering and Technology Agreement:

         On September 15, 1994, an "Engineering and Technology Agreement" for the Newark Recycling and Composting Company, Inc., a subsidiary of Compost America Company of New Jersey, Ltd. and D.J. Egarian & Associates, Inc., was signed, for the right to use the licensed patent and engineering services provided by D.J. Egarian & Associates, Inc. and David J. Egarian, to construct and operate an organic waste composting facility at the Newark, New Jersey site.

         The consulting fee for these services will be paid to either D.J.
           Egarian & Associates, Inc. or David J. Egarian as follows:

               $ 15,000     Upon execution of this agreement

               $167,500 Paid prorata on the percent of completion prior to the close of project financing for engineering drawings.

               $  5,000     Per month after commencement of the construction of
                            the facility through the completion of construction

         Any additional services shall be billed as services are provided. At
           April 30, 1996 and April 30, 1995, additional charges amounted to $319,882 and $36,525 respectively.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Consulting Contracts (continued):

     D)    Engineering and Technology Agreement (continued):

           In addition, upon the commencement of commercial operations of the facility, Egarian shall be paid the greater of an amount equal to 2% of distributable cash flow per year or $75,000 per year.

           If Newark Recycling and Composting Company, Inc. is awarded a 20 year "put or pay" sewer sludge contract from the Passaic Valley Sewerage Commission to compost a minimum of 200 wet tons per day, Egarian will receive a one time fee of $150,000, and for each additional 50 wet tons awarded, Egarian will receive an additional $25,000.

           The term of this agreement is for 15 years from commencement of commercial operations.

     E) Consulting Agreement between Compost America Company of New Jersey, Ltd. and Michael J. Marchese dated March 1, 1995:

           Michael J. Marchese will provide consulting services in obtaining local and county approvals for the Monmouth County composting site. The following terms for his consulting services are:

                 1) $1,000 month beginning 30 days from this agreement through the receipt of local approval from the Township of Freehold to build a compost facility on the property but no longer than 12 months.

                 2) $2,000 month thereafter until closing on the property.

                 3)  $5,000 month after closing.

                 4)    To a maximum of $100,000

           At April 30, 1996 total advanced payments amounted to $64,000.

     F)    R.W. Beck Professional Services Agreement:

           On July 14, 1994, the Company entered into a consulting engineering service agreement for R.W. Beck to provide services to Newark Recycling and Composting Co., Inc. The agreement called for a limited technical review of the proposed system to compost selected portions of the solid waste stream. The fee for this service shall be:
                        $ 5,000 upon execution of agreement
                        $18,000 upon completion of the technology review report

           On March 14, 1995, R.W. Beck submitted the technological review report.

     G)    Independent Engineering Service Agreement:

           On March 22, 1995, Bedminster Seacor Services Miami Corporation, prior to its acquisition by Compost America Holding Company, Inc., entered into a consulting agreement with R.W. Beck Engineering Co. to furnish consulting services for the preparation of an Independent Engineer's Report to be provided in connection with the financing of a materials recovery/composting facility in Miami, Florida. The consulting services began on March 22, 1995 by the signing of the Profession Services Agreement. The estimated cost of the services is $77,600 which included $42,200 for the Phase I review and $35,400 for the Phase II review.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Consulting Contracts (continued):

     H) The following consulting agreements were executed by Bedminster Seacor Services Miami Corporation prior to its acquisition by Compost America Holding Company, Inc. which were subsequently resumed by the Company:

             1)   On December 1, 1994 Bedminster Seacor Services Miami
                   Corporation entered into an agreement with Ouster Corporation to provide services regarding the agreement with Dade County, Florida. Ouster Corporation will have the exclusive right to deliver all of the wet sewage sludge from Dade County. The effective date is December 31, 1995 or 48 months after the effective date of any amendments to the Waste Service Agreement dated October 29, 1993 with the City of Miami. The agreement calls for Ouster Corporation to receive $18 per ton of sludge received from Dade County for 3 years from the effective of this agreement. Ouster Corporation will have the exclusive right to transport all compost sold by Bedminster Seacor Services Miami Corporation. The fee payable ranges from $6.75 - $15.50 per ton. For all F.O.B. sales of compost from the compost plant, Ouster Corporation will be paid 15% of the price paid by the purchase of such compost.

             2)   Hispanic Consulting and Marketing Corporation Agreement:

                  On December 5, 1994, Bedminster Seacor Services Miami
                   Corporation entered into an agreement with Hispanic Consulting and Marketing Corporation to provide lobbying and public relation services related to the proposed agreement with Metro Dade County. Hispanic Consulting and Marketing Corporation will be paid .7874% for each ton of solid waste processed or approximately $0.50 per ton.

             3)   South Florida Bioconversion Corporation Agreement:

                  On December 28, 1994 Bedminster Seacor Services Miami
                   Corporation entered into an agreement with South Florida Bioconversion Corporation to continue to perform certain services related to the solid waste contract with the City of Miami. The terms of the agreement commensurate with the start of the operation of the Miami facility. For 2 years of construction of the facility Mr. Orlando Garcia shall receive compensation or $24,000 per year as Committee Chairman of South Florida Bioconversion Corporation. In addition various individuals upon the awarding of the contract and success of the effort to build the Miami Facility will be paid a single project success fee of 1% of the capital costs for the facility to be constructed subject to a minimum of $400,000. In addition, South Florida Bioconversion Corporation will be paid a consulting fee based upon the amount of solid waste processed and a tipping fee of $1.30 per ton processed by the compost plant. This agreement was superseded by a May 31, 1996 agreement.

             4) Martin E. Firestone Agreement:

                  On February 28, 1995, Bedminster Seacor Services Miami
                   Corporation entered into an agreement with Martin E. Firestone for a consulting agreement in assisting in the awarding of a solid waste contract with the City of Miami, Florida. Martin E. Firestone will receive a 1/4% of the capital costs of the developed facility as a development fee.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   Consulting Contracts (continued):

     I)  Consulting Agreement with Robert Tardy d/b/a Tardy and Associates:

         On December 1, 1995, a Consulting Agreement was signed with Robert
           Tardy d/b/a/ Tardy and Associates and the Company for consulting services regarding the technology and operational aspects of the production of compost from municipal solid wastes, other organics and sewage sludge. The term is for one year starting December 1, 1995. The consultant is to receive $4,000 per month on the last day of each month commencing with the month of December 1995 for six months and $6,000 per month for the next six months. In addition, the consultant is to receive expense reimbursement based on Company policy.

         As additional consideration for consulting services in excess of the basic services of 40 hours per month the Company shall, on a quarterly basis, issue to the consultant one share of common stock for each $5 of compensation accrued in excess of the basic service.

     J)  Underwriter Counsel Agreement, Wolf, Block, Schorr, Solis-Cohen P.C.:

         On April 1, 1996 the Board of Directors of the Company approved the utilization of Wolf, Block, Schorr, Solis-Cohen P.C. a underwriter for the Company's proposed project financing anticipated in New Jersey and its first five project financing in other states. Wolf, Block, Schorr, Solis-Cohen P.C. will be compensated $160,000 for the Newark, New Jersey closing which included its Newark and Monmouth Projects. In addition, they shall receive as compensation $110,000 for each of the next five non-New Jersey projects.

     K)  Ronald K. Bryce Consulting Agreement:

         On July 1, 1996 the Company entered into a consulting agreement with Ronald K. Bryce to provide consulting and advice in the development of the Company's composting facilities. The Consultant shall receive $4,000 per month from July 1996 to December 1996 and $6,500 per month from January 1997 to June 30, 1997. Additionally, the Company shall issue 75,000 registered common shares of the Company to be registered before September 1, 1996. Expenses are to be reimbursed not to exceed $1,850 per month without prior approval of the Company.

     L)  Peter Coker Consulting Agreement:

         On June 24, 1996 the Company entered into an agreement with Peter
           Coker to provide financial consulting services. The term is for a period of 5 years from June 24, 1996 with compensation as follows:

            1)   25,000 shares of unregistered common stock for previously
                  rendered services.

            2)   As compensation for current services the following options to purchase:

                            100,000 shares at $2.00 per share
                             50,000 shares at $5.00 per share
                             50,000 shares at $9.00 per share

                 All options to expire on June 30, 2001. The Company shall
                  also reimburse consultant for out-of-project expenses.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   Consulting Contracts (continued):

     M)    Pasquale Dileo Consulting Agreement:

           On April 30, 1996 the Company executed a consulting agreement with Pasquale Dileo, a shareholder in the Company, to provide expertise in shareholder broker-dealer relations for public companies. The agreements for a term of three years with compensation at $5,000 per month plus a one-time fee of $25,000 and 100,000 shares of the Company;s restricted common stock. Consultant shall also be reimbursed for out-of-pocket expense. In consideration for consulting services in excess of basic services (200 hours per month) the Company grants the consultant the option to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share for five years.

     N)    Mark Gasarch Consulting Agreement:

           On May 20, 1996 the Company entered into a consulting agreement with Mark Gasarch, Esq. to provide legal services in the areas of Corporate and Federal Securities Law for a term of one year and for 2 additional consecutive one year terms at the option of the Company. The consultant will be paid a one time fee of $10,000 and $8,000 per month commencing with the month of private funding by a certain financial group or Newark Recycling and Composting Company, Inc. upon financial closing. The consultant shall be reimbursed for out-of-pocket expenses. In addition, for excess services over basic service (60 hours per month) the consultant will be issued 500 shares of common stock for each 10 hours in excess of 60 hours per month. In addition, the Company granted the consultant the option to purchase 200,000 shares at $2.50 per share for a term of five years.


9.   Development stage company:

     The Company's operations have been centered around its organizing, evaluating and developing the business of converting organic waste into compost and other soil products and the start-up financing of its operations, including the construction of the waste management and compost facility in Newark, New Jersey and other compost facilities throughout the country. From December 17, 1993 through the period ending April 30, 1996 the Company has secured required financing through various private placement offerings and through related companies, Compost Management, Inc., Select Acquisitions, Inc. and VRH Construction Corp. The Company has acquired losses in connection with its operations during this same period of $2,834,045.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Development stage company (continued):

      Projects in development:

      Springfield Project:

      The Company conducted research and development to establish the procedures necessary to operate, blend and store compost produced at the Company's invessel composting facility. One of the sites used to conduct this research was the Woodhue Ltd./Bryony Ltd. outdoor windrow composting facility ("Woodhue/Bryony facility") which the Company operated. A lease/asset purchase option agreement was negotiated for this site. Until such time that an agreement was finalized, the facility was under a month-to-month lease. Additional storing and blending sites were also under negotiations. All costs incurred with the negotiations and the operations of the Springfield facility are included in the statement of operations for April 30, 1994 and 1995.

      OnSeptember 29, 1993 Compost Management, Inc. entered into a
        Waste/Disposal Recycling Agreement with Club Chef, Inc. ("Club Chef"). The term of this agreement was for five years and was renewable by Club Chef for additional one-year terms at the option of Club Chef. Pursuant to the terms and conditions of the January 5, 1994 subscription agreement and the February 1, 1994 Amended Joint Venture Agreement, Compost Management, Inc. assigned this contract to the Company. The Company was to arrange for the collection of acceptable organic wastes from Club Chef and beneficially reuse the material at an acceptable site. Club Chef was to pay a service fee based on the weight of acceptable waste delivered to the facility. The service fee was to be increased by five percent (5%) on each anniversary of the commencement of the agreement.

      Compost Management, Inc. entered into a Hauling Agreement with Super Kwik,
        Inc. ("Super Kwik") on January 5, 1995 as amended May 19, 1994. Super Kwik was responsible for providing the containers and hauling the organic waste from Club Chef to a Company facility site. Super Kwik charged a per ton transportation fee for waste delivered. The transportation fee was subject to an annual cost escalation of 3% per year. In addition, for 36 months or 18,000 tons, whichever occurs first, a capital reduction fee was also be paid to Super Kwik by the Company. Subsequently this agreement was cancelled when Compost America Company of New Jersey, Ltd.
        ceased operations at Woodhue.

      On April 14, 1994, but effective as of January 1, 1994, through the Term
        Sheet Agreement, the Company, Select Acquisitions, Inc. and Compost Management, Inc. assumed all responsibility for the Woodhue/Bryony facility site from Bedminster and the Springfield Recycling Company. Under this agreement the Company and Select Acquisitions, Inc. assumed full responsibility for all guarantees, land purchases and other agreements entered into. The Company and Select Acquisitions, Inc. agreed to deliver to GE Capital a letter of credit to replace the Bedminster letter of credit.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.    Development stage company (continued):

      Springfield Project (continued):

      The Company and Select Acquisitions, Inc. declined to provide the letter of credit and in April 1994, the Company decided to cease its involvement in the Springfield facility. Research and development expenses for the year ending April 30, 1995 was $6,183.


      Philadelphia Project:

      In a joint venture, Bedminster and Seacor Corporation ("Seacor") with Compost Management, Inc. and Hi-Tech Recycling Corporation ("Hi-Tech) as sub-contractors, submitted a proposal to the City of Philadelphia. The proposal called for the construction by Bedminster and Seacor of an invessel co-composting sewer sludge and municipal solid waste facility and for the marketing and distribution of the compost and related blend products to be handled by Compost Management, Inc. and Hi-Tech. Compost Management, Inc. through the terms of the April 14, 1994 term sheet agreement, was to receive a $100,000 developer's fee from Bedminster and $1.00 per ton for each ton of municipal solid waste processed through the facility for the life of the project. In addition, Compost Management, Inc.'s division, Gardenlife received the rights to market the compost and agreed to utilize the services of Hi-Tech as a subcontractor.

      Due to the financial relationships among the joint venture participants, Compost Management, Inc. incurred the project costs for the year ended April 30, 1994. At the year ended April 30, 1995 the project opportunities did not fully materialize. The venture as it existed with the participants at the time was abandoned during the fiscal year beginning May 1, 1994. Currently, the Company is pursuing the development of a merchant facility in Philadelphia. Total project cost amounted to $34,076 at April 30, 1995 which has been expensed as research and development.

      Chicago Project:

      In April 1993, CACC and Foundations Systems, Inc., as general partners and
        Compost Management, Inc. and others, as limited partners, entered into a limited partnership agreement to form an entity called South Chicago Recycling and Composting Company, L.P. ("Chicago Partners"). The Chicago Partners initiated the development of a 500-1,000 ton per day invessel composting facility in South Chicago, Illinois. The Chicago Partners are currently negotiating and entering into contracts and agreements for waste handling, site location, marketing and other aspects of composting. The Company through Compost Management, Inc. was a 41.5% limited partner of the Chicago Facility. Funding for the Chicago Partners has been provided by loans and advances from Teepak, Inc., commencing January 11, 1993. Total advance at April 30, 1995 amounted to $264,871.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.    Development stage company (continued):

      Chicago Project (continued):

      On July 24, 1995, an agreement was executed whereby, effective as of February 15, 1995, the amended and restated agreement date April 6, 1993 never being filed with the Secretary of State of Pennsylvania, caused the limited partnership to be void. As a result, the individual partners agreed to exchange their interest, as did Compost Management, Inc., with Compost America Holding Company, Inc. The individual partners, exclusive of Compost Management, Inc., for an assignment of the assets were issued 120,000 shares of Compost America Holding Company, Inc. common stock at a par value of $.01 for their 58.5% of the partnership. Compost America Company of New Jersey, Ltd. became the 100% owner of the Chicago Project. On August 4, 1995, the Company incorporated the Chicago Project under the name "Chicago Recycling and Composting Company, Inc.". Chicago project costs as of April 30, 1996 amount to $462,122.


      Gloucester City - National Source Separated Organic Waste Demonstration
      Project:

      The Company, with a number of sponsors/partners, is developing an 18-month pilot program to demonstrate the process of separating organic waste at its source and transforming organic materials into compost at a compost site to be operated by the Company. Sponsors/partners for the demonstration project are: 1) The National Audubon Society; 2) The Grocery Industry (including The Food Marketing Institute, Grocery Manufacturers Associates, Proctor & Gamble and The New Jersey Food Council); 3) Bedminster; 4) Higgins Management, Inc.; 5) U.S. Environmental Protection Agency; 6) America Forest & Paper Association;
        7) U.S. Conference of Mayors; 8) National Association of Counties; 9) Restaurant and Foodservice Association; and 10) America Plastics Council.

      The location of the demonstration project is a site located in Gloucester
        City, New Jersey. A small-scale invessel composting facility will be installed in a portable building and will process five to eight tons per day of organic materials collected from the cities of Gloucester City and Cherry Hill and various commercial accounts. Upon the successful start up and operation of the pilot program it is anticipated that the Company will construct a 350 ton per day invessel composting facility at the same site in Gloucester City.

      On June 1, 1995 Gloucester Recycling and Composting Company, Inc. entered into a lease with Gloucester City for 7.98 acres ("Parcel No.1") located in Gloucester City, New Jersey. The term of the lease is for 24 months commencing on the 7th day of March, 1996 and an option to extend the term for an additional 30 years. Rent for the first 24 months shall be $100 per month plus real estate taxes. The 30 year extension is based on a benefit fee payment schedule for the lease payments and the host community benefit charges. Following commercial start-up payments shall begin in the amount of $82,745 and increase annually by 4% throughout the tax year with a computer price index increase or decrease for the remainder of the term.

      The total project cost at April 30, 1996 amounted to $267,423. The estimated scheduled start for the demonstration project was the first quarter of 1996. This date has been extended.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Development stage company (continued):

      Monmouth Project:

      In August 1993, Compost Management, Inc. and Bio-Services entered into an agreement in principle to form a joint venture named Monmouth Recycling and Composting Company, Inc. ("Monmouth Facility") to develop a 300-500 ton per day invessel composting facility in Howell Township, Monmouth County, New Jersey. Bio-Services and the Company would each own 50 % of the Monmouth Facility. On January 31, 1994 the Company and Bio-Services entered into a conditional asset purchase agreement whereby the Company would purchase Bio-Services' 50% interest in the Monmouth Facility for $92,500. It is the position of management that in accordance with generally accepted accounting principles that the $92,500 should be expended as a deferred project cost chargeable to operations in the current period. The Company paid $17,500 on execution of the agreement and three monthly installments of $25,000 each in March, April and May 1994. In addition, $407,500, as a purchase amount, was contingent upon the Company acquiring all of the related permits for the Monmouth Facility, and the facility being constructed.

      In addition to this agreement Compost America Company of New Jersey, Ltd.
        agreed to issue to Bio-Services warrants for the purchase of 100,000 shares of Compost America Company of New Jersey, Ltd. common stock under the following terms (see Note 14):

                      January 31, 1994-1995  @  $5.00 per share
                      January 31, 1995-1996  @  $6.00 per share
                      January 31, 1996-1997  @  $7.00 per share

      Should Compost America Company of New Jersey, Ltd. issue a public offering
        Bio-Services will have the right to "piggy back" its 100,000 shares in the public offering. On December 1, 1994, Bio-Services released the 100,000 warrants back to the Company unexercised. The warrants were in turn released to David Egarian, 25,000 warrants, Rob Jones, 12,500 warrants, Ron Bryce, 12,500 warrants and the remaining 50,000 were cancelled and withdrawn. On May 10, 1994 the Monmouth Facility was incorporated in the State of Delaware as Monmouth Recycling and Composting Company, Inc.

      Should Compost America Company of New Jersey, Ltd. not proceed with the project at any time in the future, and decide not to sell the project, Bio-Services would have the right to repurchase rights for the sums of money previously extended so as to be able to continue the development of the project.

      Upon financing closing, all development expenses paid by Bio-Services and the Company on behalf of the Monmouth Facility would have been reimbursed and a development fee of $250,000 would have been paid to each of Bio-Services and the Company. The Agreement in Principle called for the Monmouth Facility, at financial closing, to enter into a technology agreement with ComTech Environmental, a company principally owned by the Partners of Bio-Services, whereby ComTech would receive a fee equal to $2.00 per cubic yard for all finished compost produced at the Monmouth Facility for a period of ten years. In October 1993, Bio-Services entered into a real estate contract to purchase approximately 27 acres of land on which the Monmouth Facility will be constructed at a price of $900,000. The contract contained provisions for monthly option payments of $1,000 to be made until closing in February 1995 when the balance of $900,000 would be due. Should the closing date be extended, there were provisions for additional options payments to be made until closing occurs. In January 1994, Bio-Services assigned the real estate contract to the Company. The site was ultimately disapproved by Monmouth County, and a replacement site was recommended in Freehold Township.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Development stage company (continued):

      Monmouth Project (continued):

      On March 1, 1995 an Asset Purchase Replacement Agreement was made between
        Bio-Services, Inc., D.J. Egarian & Associates, Inc. and Compost America Company of New Jersey, Ltd.. As part of this agreement, the "Asset Purchase Agreement" between Compost America Company of New Jersey, Ltd. and Bio-Services signed on January 31, 1994 for the purchase of the "Abate Property" was canceled as a result of the site disapproval. A property identified as Block 92 Lot 37 located in the Township of Freehold, New Jersey was selected as a replacement for the "Abate Property" to allow the continued development by Compost America Company of New Jersey, Ltd. of an indoor composting facility in Monmouth County. Compost America Company of New Jersey, Ltd., as part of this agreement, signed an "Option Purchase Agreement" with Brownfield Environmental, Inc. to purchase a replacement property.

      In addition, the $407,500 contingent purchase amount identified in the January 31, 1994 "Asset Purchase Agreement" will be paid as follows:

         1) Upon receipt of local approval from the Township of Freehold and County approval and New Jersey Department of Environmental Protection approval, Compost America Company of New Jersey, Ltd. will pay as follows:

                      a)  $27,416 to D.J. Egarian Associates, Inc.
                      b)  $97,584 to Bio-Services

         2) The remaining $282,500 will be paid upon receipt of all governmental approvals, environmental approvals and building permits.

                      a)  $61,959 to D.J. Egarian Associates, Inc.
                      b)  $220,541 to Bio-Services

      The terms of the original agreement were amended such that Bio-Services will receive a marketing fee of $1.50 as opposed to $2.00 per cubic yard of finished compost produced at the Freehold facility. This agreement also cancelled all previous agreements pursuant to the Monmouth Recycling and Composting Company, Inc. In addition, on March 3, 1995 mutual releases were signed by the parties involved in the original Agreement in Principle for the purchase and assignment of the "Abate Land Purchase Contract". Abate was paid for his release $2,500 plus engineering, survey and other plans provided for in William J. Mehr letter of September 29, 1994.

      On March 1, 1995, Compost America Company of New Jersey, Ltd. and
        Brownfield Environmental, Inc. entered into an "Option Purchase Agreement" to purchase 15 acres in the Township of Freehold, County of Monmouth, State of New Jersey. The purchase price is $600,000 payable in cash on or before February 14, 1996. An extension for 12 months is at the exclusive option of the Company. The Company shall pay a monthly option of $2,500 per month during the initial extension period. The Company has an exclusive right to extend for a second extension period of 18 months for a payment of $15,000 plus a monthly option payment of $3,500 per month. The Company has a third extension for 6 months based on the same terms as the second extension.

      On April 1, 1995 the Company paid $25,000 toward the $407,500 contingent liability in order to extend the due date to June 30, 1996.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Development stage company (continued):

      Monmouth Project (continued):

      As part of the Monmouth County composting site, a consulting contract with Michael J. Marchese on March 1, 1995 was instituted (see consulting agreements). The total project costs incurred as at April 30, 1996 amounted to $812,160.


      Newark Project:

      On June 16, 1992, as amended December 11, 1993, Compost Management, Inc.
        entered into an agreement in principle with Bedminster and Potomac Technologies, Inc. to form a joint venture named Newark Recycling and Composting Company, Inc. ("Newark Facility"), incorporated in the State of Delaware on May 10, 1994, to develop a 500-1,000 ton per day invessel composting facility in Newark, New Jersey ("Agreement in Principle"). Potomac Technologies, Inc. owned 25% and Bedminster and the Company each owned 37-1/2% of the Newark Facility, as amended December 11, 1992. Pursuant to the April 14, 1994 Term Sheet Agreement and the February 1, 1994 Amended Joint Venture Agreement, the Company acquired Bedminster's 37-1/2%. Pursuant to the Agreement in Principle, upon financial closing all development expenses paid by the partners of the Newark Facility will be reimbursed as well as a development fee of $900,000 to be paid to the partners in accordance with a predetermined schedule.

      In conjunction with the Agreement in Principle, the Newark Facility will pay a consulting fee of $6,250 per month to a principal of Potomac Technologies, Inc. until financial closing. In June 1993, on behalf of the Newark Facility, Compost Management, Inc., Bedminster and Potomac Technologies entered into a Site Development and Consulting Agreement with another firm which receives $1,000 per month until financial closing at which time the firm will receive a $150,000 development fee and, if operating cash flow is available, $38,889 annually in each of the nine subsequent years of commercial operations.

      In October 1993, the Company and Potomac Technologies, Inc. d/b/a Passaic
        Valley Management Group, LP, in response to a Request for Qualification issued by the Passaic Valley Sewerage Commissioners, submitted a proposal for both composting in Newark, New Jersey, and land application of sewer sludge in Arizona and New Jersey.

      On March 21, 1994, Passaic Valley Management Group, LP and R.C. Land
        Company, Inc. (R.C. Land) entered into a sewer sludge land application agreement ("Sludge Agreement"). Under the Sludge Agreement, R.C. Land will receive a wet ton use and land application fee. Should Passaic Valley Management Group, LP be successful with its proposal to Passaic Valley Sewerage Commissioners for composting, R.C. Land will also receive an annual fee for consultation services for the length of the Passaic Valley Management Group, LP proposal for providing back up land applications services (see Note 7 (E)(2)). As of May 31, 1995, Passaic Valley Management Group, LP was advised by Passaic Valley Sewerage Commission that it was unsuccessful in its bid efforts.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Development stage company (continued):

      Newark Project (continued):

      On May 1, 1994 Newark Recycling and Composting Company, Inc. entered into a marketing agreement with Gardenlife Sales Company, a division of Compost America Holding Company, Inc. Gardenlife Sales Company has the obligation to market and distribute all compost and other related products developed by Newark Recycling and Composting Company, Inc. for a term of 25 years. Revenues received from the sale of compost is allocated between the parties according to an agreed upon formula. In the event that no revenue is being generated from the sale of compost, Newark Recycling and Composting Company, Inc. will pay a management fee to Gardenlife Sales Company to provide distribution management guaranteeing that all compost is shipped from the plant. A transportation reserve account will be established by the Company to provide transportation if required.

      On May 1, 1994 Compost America Company of New Jersey, Ltd. entered into an agreement with Potomac Technologies, Inc. to form Newark Recycling and Composting Company, Inc. The Newark Facility was then incorporated in the State of Delaware on May 10, 1994 as Newark Recycling and Composting Company, Inc.

      The parties to the letter agreement on May 1, 1994 were changed and a new agreement for the joint venture was modified in the "Newark Recycling and Composting Company, Inc. Agreement".

      On July 1, 1994, Newark Recycling and Composting Company, Inc. entered into a termination of sale agreement with Edward J. Haefeli. Haefeli agreed to terminate his right to purchase 11.69 acres of improved land in order to permit Newark Recycling and Composting Company, Inc. to enter into an agreement to purchase the premises from Linde Gases. At closing of the purchase of the premises, Newark Recycling and Composting Company, Inc. shall pay to Haefeli $250,000 in funds available plus a note in the amount of $594,000 payable over 10 years at prime + 1%, not to exceed 8%.

      On July 14, 1994, Newark Recycling and Composting Company, Inc. entered into a professional services agreement with R.W. Beck to provide a detailed "Engineering Report" on the Newark facility. Compensation in the amount of $23,000 shall be paid and increased as additional consulting is required.

      On July 26, 1994, Newark Recycling and Composting Company, Inc., doing business as Passaic Valley Management Group entered into a teaming agreement with Professional Services Group, Inc. At the option of Newark Recycling and Composting Company, Inc./Passaic Valley Management Group Professional Services Group, Inc. will loan up to $500,000 to Newark Recycling and Composting Company, Inc./Passaic Valley Management Group. In return, Newark Recycling and Composting Company, Inc./Passaic Valley Management Group will subordinate to Professional Services Group, Inc. the management, operations and maintenance portion of any contract awarded from the Passaic Valley Sewerage Commissioners.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Development stage company (continued):

      Newark Project (continued):

      On September 15, 1994, Newark Recycling and Composting Company, Inc.
        entered into an engineering and technology agreement with D.J. Egarian & Associates. D.J. Egarian & Associates granted a license to Newark Recycling and Composting Company, Inc. to utilize D.J. Egarian & Associates's patented technology. Newark Recycling and Composting Company, Inc. did compensate D.J. Egarian & Associates $15,000 upon execution of the agreement and a pro rata share of $167,500 based upon completion of engineering drawings. In addition, during construction D.J. Egarian & Associates shall receive $5,000 per month site consultation through completion of construction. A separate fee structure will be implemented upon commencement of commercial operations of the facility.

      In the event the Newark Recycling and Composting Company, Inc. should be awarded a 20 year "put or pay" sewer sludge contract from Passaic Valley Sewerage Commissioners, then D.J. Egarian & Associates will receive a one-time fee of $150,000. Based upon the number of tons awarded D.J. Egarian & Associates may be able to receive an additional $25,000 for each 50 tons.

      On January 30, 1995 the Central Planning Board, City of Newark, New
        Jersey, at a special public hearing, voted to grant a FINAL SITE APPROVAL subject to compliance with all the conditions stipulated in the Department of Engineering memorandum dated January 17, 1995.

      On February 16, 1995, Converse Consultants East submitted their report to
        D.J. Egarian disclosing their findings as to subsurface conditions and foundations.

      On March 14, 1995 R.W. Beck submitted an initial draft of the Technical
        Review of the composting facility.

      On March 27, 1995 Newark Recycling and Composting Company, Inc. requested financial assistance from the New Jersey Economic Development Authority for an in-vessel composting and composting facility in the amount of $73,790,000.

      In conjunction with that request, it is expected that the interest on these bonds, when issued, will be excludable from gross income of the holders thereof for federal income tax purposes under ss.103 of the Code.

      On April 11, 1995, Newark Recycling and Composting Company, Inc. received notice from the Permit Coordination Officer III for the State of New Jersey Department of Environmental Protection. Newark Recycling and Composting Company, Inc.'s application had been reviewed for and found to be administratively complete. The application was then forwarded to the Bureau of Pretreatment and Residuals for technical review.

      On April 11, 1995 the New Jersey Economic Development Authority passed a resolution whereby Authority officers and staff are authorized to take all actions necessary to proceed with the financing and to issue bonds to finance the cost of the New Jersey project. Within 10 days the resolution was deemed approved by the Governor and became effective.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    Development stage company (continued):

      Newark Project (continued):

      On April 19, 1995, Newark Recycling and Composting Company, Inc. applied for the allocation of $73,790,000 of "volume cap" by the State of New Jersey to allow the project described herein to be fully financed on a tax-exempt basis.

      On June 26, 1995, Newark Recycling and Composting Company, Inc. received notice that its permit application was deemed technically complete.

      On November 1, 1995, Newark Recycling and Composting Company, Inc.
        received approval and permit from the New Jersey Pollutant Discharge Elimination System to operate sludge process and distribution facilities throughout the State of New Jersey.

      The New Jersey Economic Development Authority regarding the Newark
        Recycling and Composting Company, Inc. received a letter of intent from Paine Webber to confirm the commitment to act as underwriter in connection with the sale by the New Jersey Economic Development Authority of its solid waste disposal facility revenue bonds, series 1996 in the approximate principle amount of $70,000,000. In addition, Paine Webber also sent letters of intent for Monmouth Recycling and Composting Company, Inc. for $30,000,000 and for Gloucester Recycling and Composting Company, Inc. for $30,000,000.

      On December 7, 1995, Legg Mason Wood Walker, Inc. sent a letter to the New
        Jersey Economic Development Authority stating that they have agreed to act as underwriter in connection with their firm commitment to raise the requisite capital for the debt financing component of the composting projects proposed by Gloucester Recycling and Composting Company, Inc., Monmouth Recycling and Composting Company, Inc. and Newark Recycling and Composting Company, Inc.

      On December 14, 1995, pursuant to Executive Order 185 and PL 1987 c 393 the State Treasurer of New Jersey, Brian W. Clymer, allocated to the New Jersey Economic Development Authority, $130 million in tax-exempt volume cap allocation from the state's 1996 tax allocation. This allocation is to be reserved for the issuance of private activity bonds on behalf of Newark Recycling and Composting Company.

      On January 2, 1996 the New Jersey Economic Development Authority informed the Company the State Treasurer has allocated to the New Jersey Economic Development Authority $130 million in 1996 volume cap allocation on behalf of the Company's composting projects for Newark, Gloucester and Monmouth. The allocation will expire on March 29, 1996 in the event bonds are not issued but has been extended to September 30, 1996.

      On June 17, 1996 the New Jersey Economic Development Authority reduced the volume cap allocation for Newark Recycling and Composting Company, Inc. from $130 million to $85 million and extended the effective date to September 30, 1996.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




9.    Development stage company (continued):

      Newark Project (continued):

      As of April 30, 1996 total project cost for the Newark Project amounted to $3,382,087. In addition the property for the Newark Project has been acquired at a cost of $3,285,866.

      Miami Project:

      On November 17, 1995 Compost America Holding Company, Inc. formed it's wholly owned subsidiary Miami Recycling and Composting Company, Inc., a Delaware Corporation. On March 1, 1996 Compost America Holding Company, Inc. acquired 100% of all the issued and outstanding stock of Bedminster Seacor Services Miami Corporation. The purpose was for Miami Recycling and Composting Company, Inc., a subsidiary of Compost America Holding Company, Inc., to operate and own a composting facility in Miami, Florida. Bedminster Seacor Services Miami Corporation will be the supplier of all "Eweson Digesters", the bridge crane, Fecon Turning Equipment" and the floor aeration units to the composting project. In addition Bedminster Seacor Services Miami Corporation will assign all contracts, permits, land purchase options and agreements with the City of Miami for composting.

      On March 29, 1996 Miami Recycling and Composting Company, Inc. closed on the purchase of a parcel of land in Dade County, Florida from Rinker Materials Corporation which it plans to develop into a large scale organic waste recycling facility which will process commercial and residential food, soils, paper, cardboards, other organic wastes and sewage sludge (biosolids) from municipal waste water plants into compost.

      As of April 30, 1996 Miami Recycling and Composting Company, Inc. has acquired a land site at a cost of $4,116,629 and construction in progress costs of $578,453.


10.   Private Placements and Private Offerings:

      On February 15, 1995, later revised on August 15, 1995, Compost America
        Holding Company, Inc. offered for sale, in a private offering, restricted shares of common stock to private individuals, no par value, at an offering price of $2.50 per share and $3.00 per share. From February 15, 1995 to April 30, 1996 722,900 shares have been sold for a total of $1,810,500. The offering has no expiration date.

      On January 3, 1994 Compost America Company of New Jersey, Ltd. offered for sale, in a private placement, 200,000 shares of common stock at $5 per share. The offering was to expire February 20, 1994 but was extended to November 30, 1994 when the offering was terminated. The offering sold 138,400 shares of common stock for a total of $692,000. Select Acquisitions, Inc. received 61,440 shares of common stock as a professional service fee for raising $192,000 of the total. The total amount raised in the offering was $1,017,000 (see Note 5).

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Subsequent Events:

      1)  Consulting Services:

          On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into a consulting agreement with Jose Ferre to provide consulting services regarding the tax free bond financing of the Miami Project. Ferre shall receive as compensation a development fee equal to 1% of the capital costs of the Miami Composting facility with a minimum fee of $400,000. Additionally, Jose Ferre is granted an option to purchase 15% of the Miami Recycling facility for a two year period commencing with the start of commercial operations. The purchase price of the option shall be commercially reasonable and in accordance with industry standards and norms for projects of this type at date of acquisition.

      2)  Consulting Service:

          On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into an agreement with Dade County Bioconversion Corporation, which superseded the December 28, 1994 agreement with South Florida Bioconversion Corporation, to provide consulting services in the construction and operation of the Miami Composting facility. Dade County Bioconversion Corporation has selected Mr. Orlando Garcia, Jr. as its representative. Mr. Garcia is to receive 8,000 shares of Compost America Holding Company, Inc.'s common stock upon the awarding of the contract and commencement of construction of the Miami Composting facility certain individuals will be paid a success fee equal to 1% of the capital costs of the Miami Composting facility subject to a minimum of $400,000 payable $100,000 at financial closing and $100,000 at the end of the next three twelve month periods. In addition, unrestricted common stock of Compost America Holding Company, Inc. of 25,000 shares will be issued to the same individuals upon financial closing of the Miami Composting facility. Upon commercial operation of the Miami Composting facility Dade County Bioconversion Corporation will be paid a consulting fee based upon the amount of the solid waste processed at the compost plant and paid by the City of Miami in the amount of a tipping fee of $1.30 per ton of solid waste processed at the compost plant.


      3)  Consulting Services:

          On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into a consulting agreement with Antonio Zamura, Ereleo Pena and Pedro Roig to provide consulting services to Miami Recycling and Composting Company, Inc. for the period beginning with May 31, 1996 and terminating on the commencement of commercial operations. The

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Subsequent Events (continued):

      3) Consulting Services (continued):

           consultants will consult with and advise the Company concerning governmental relations, lobbying and public relations with various sectors of the community . The consultant shall assist in the financial closing and the commencement of commercial operations. Compensation for the consultants will be $3,500 per month commencing on January 1, 1997 through the month of commencement of commercial operations. Thereafter the consultants shall receive 1,752 unregistered shares of the common stock of Compost America Holding Company, Inc. on the last day of each month.

      4) Consulting Services:

         On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into an agreement with J.G.R. Associates to provided consulting services in public relations and advertising. The term of this agreement is May 31, 1996 and terminates on the commencement of commercial operations. The Company will pay the consultant $3,500 per month which will be paid as follows: $1,750 in cash each month plus 583 shares of common stock of Compost America Holding Company, Inc.
          which will be issued each month.

      5) American BIO-AG Corporation:

         On June 28, 1996 Compost America Holding Company, Inc., Twin River
           Equities and R.C. Land Company, Inc. each a 33 1/3% owner in the Joint Venture, American BIO-AG Corporation formed an agreement to sell their ownership in American BIO-AG Corporation to Newark Recycling and Composting Company, Inc. In addition, R.C. Land Company, Inc. will sell all of its land applications business assets to Newark Recycling and Composting Company, Inc. who will become the 100% owner of American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. is owned 75% by Compost America Holding Company, Inc. and 25% by Potomac Technologies, Inc. As consideration, R.C. Land Company, Inc., for its contribution of assets and stock ownership of American BIO-AG Corporation, will receive 305,000 shares of Compost America Holding Company, Inc.'s restricted stock and $50,000 payable $5,000 on June 21, 1996, $20,000 on June 28, 1996 and $25,000 on July 31, 1996. Additionally, Newark Recycling and Composting Company, Inc. will make a one year loan to R.C. Land Company, Inc. in the amount of $150,000 at 15% per annum and secured by 60,000 registered shares of Compost America Holding Company, Inc.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Subsequent Events (continued):

      5)  American BIO-AG Corporation (continued):

          As part of this agreement, Ronald K. Bryce, the 100% owner of R.C.
            Land Company, Inc., received 83,333 shares of common stock of the Company and cancelled 75,000 Compost America Holding Company, Inc. stock purchase warrants. Newark Recycling and Composting Company, Inc., now 100% owner of American BIO-Ag Corporation, also assumed all outstanding liabilities of American BIO-AG Corporation as of June 28, 1996 in the amount of $104,286. The assets acquired from R.C. Land Company, Inc. consisted of:


               1) All plan of operation with all site specific plans with the State of Arizona's Department of Environmental
                  Quality

               2) Various farms lands 5,428 acres

               3) Intellectual property, name and experience in land
                  application business

               4) Various equipment

               5) 33 1/3% ownership in American BIO-AG Corporation Joint Venture


          The value of the transaction with R.C. land Company, Inc. was computed based on the fair value of the 305,000 shares at $2.50 per share plus 50,000 in cash plus 33 1/3% of liabilities assumed of $34,727. The total value attributable to the acquisition of R.C. Land Company, Inc.'s assets and equity in American BIO-AG Corporation amounted to $847,227 plus the mortgages assumed of $276,829 for a net value of $1,124,056.

          Compost America Holding Company, Inc. and Twin Rivers Equities
            (Potomac Technologies, Inc.) contributed to Newark Recycling and Composting Company, Inc. the value being the net book value of the assets acquired.


      6)  Settlement Agreement:

          In July 1996 the Company and Ehmann, Van Denbergh & Trainor, P.C.
            made a tentative agreement to settle a disagreement between the Company and the law firm concerning the validity of billings from the law firm and when and in what amount and manor the Company bills should be paid. The original amount due Ehmann, Van Denbergh and Trainor, P.C. amounted to $603,807 and in a desire to settle, agrees to

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   Subsequent Events (continued):

      6)  Settlement Agreement (continued):

            $500,000 as a settlement amount.  Payments to be made as follows:


                      $ 50,000 due June 14, 1996
                        50,000 due June 28, 1996
                       400,000 monthly installments of $20,000, or payment in full upon closing of the Newark financing


          Ehmann, Van Denbergh & Trainor, P.C. also agreed to give the Company an option to purchase back 500,000 shares of its common stock at $4.00 per share until October 31, 1997 in installments of 50,000 shares. In the event of default the note shall bear interest at 4% over prime from date of default.


      7)  Registration Statement:

          On June 7, 1996 the Company became effective as to it's S-1
            Registration Statement which registered 1,353,100 shares of the Company's common stock solely for selling shareholders.


      8)  Consulting Agreement John B. Ferre:

          On June 10, 1996 the Company and John B. Ferre, a shareholder in the
            Company, entered into a consulting agreement regard Chicago Recycling and Composting Company, Inc., to provide services in developing lowest cost electric power contracts with power providers. The consultant will provide, for a term of 5 years, advice concerning the types of electric equipment best suited to operate the Company's composting facilities and negotiate the lowest cost electrical power contracts. The consultant will receive $5,000 per month commencing June 10, 1996 and shall accrue and be deferred until payable from operating revenues of the Chicago Composting and Recycling Company, Inc. facility. At this time consultant shall also be reimbursed for accrued expenses incurred.


12.   Joint Ventures:

      A) American BIO-AG Corporation was incorporated in the State of Delaware on January 11, 1995. The Corporation is owned 33-1/3% by each of the following entities:

                              R.C. Land Company, Inc.
                              Twin River Equities
                              Compost America Holding Company, Inc.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.   Joint ventures (continued):

          The three entities are unrelated. The purpose of the joint venture will be to develop, own or lease, operate and farm biosolids beneficial use land application sites. The joint venture registered to do business in Arizona on June 27, 1995. In addition, Professional Service Group desires to support the joint venture company in its efforts to secure, develop and permit beneficial use land application sites throughout the United States beginning first in the South West where 365 day application prevail such as Texas, Arizona, New Mexico and California. The initial land application sites to be developed by the joint venture corporation are Arizona, Texas and New Jersey. Compost America Holding Company, Inc. will arrange for a bridge loan in the amount of $750,000 which will be repaid upon long-term financing. The loan is anticipated to be funded by April 1, 1995 and repaid by June 30, 1995. As of April 30, 1995 the bridge loan was not arranged. Compost America Holding Company, Inc. has arranged for short-term funds from February 15, 1995 to April 30, 1996. Compost America Holding Company, Inc. will also receive a development fee of $125,000 on positive distributable cash flow. The joint venture corporation will sign a 15 year management contract with Mr. Bryce, President of R.C. Land Company, Inc. for $150,000 salary per year to manage the joint venture beginning February 15, 1995 plus standard benefits in addition upon generation of positive cash flow. A monthly director fee of $4,000 per month will be paid to each of the directors after revenues commence. The Board of Directors shall be Ronald R. Bryce, President, Robert Jones III, Vice President and Roger E. Tuttle, Secretary. Roger Tuttle is also an officer, director and shareholder of Compost America Holding Company, Inc.

          The Company accounts for its investment in the joint venture on the equity method. The audited condensed balance sheet and condensed income statement at April 30, 1996 is as follows:

                                   ASSETS
          Total current assets                                        $  12,983
          Property and equipment, net                                    29,544
          Deposits, land acquisitions                                    77,475
                                                                      ---------
             Total assets                                             $ 120,002
                                                                      =========

              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

          Total liabilities:
             Short-term loans and advances:
               Notes and loans payable                                $  75,000
               Newark Recycling and Composting Company, Inc.            185,000
               Accounts payable and accrued expenses                    150,800

          Shareholders' equity (deficiency)                            (290,798)
                                                                      ---------
             Total liabilities and stockholders' equity                $120,002
                                                                      =========
          Gross income
          Loss from operations                                        ($963,900)
                                                                      =========

          As specified in regulation S-X, summarized financial information has been presented for the joint venture corporation.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.   Joint ventures (continued):

      A) (continued):

            The joint venture does not meet the test for a significant subsidiary as required under REG. ss. 210-01 (w) as the total assets are less then 10% of consolidated assets.

          Compost America Company of New Jersey, Ltd. investment account at
            April 30, 1996 is as follows:

                   Investment in joint venture, loans and advances   $1,145,539
                   Loss for period                                     (321,300)
                                                                     ----------
                   Equity balance April 30, 1996                     $  824,239
                                                                     ==========

          Management of the Corporation is shared equally by the three joint venture partners.

          As of April 30, 1996 the Company was in negotiation to acquire 100% of American BIO-AG Corporation.


      B) Newark Recycling and Composting Company, Inc. was incorporated in the State of Delaware on May 10, 1994 with Compost America Company of New Jersey, Ltd. 75% and Potomac Technologies 25%. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. The Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. at April 30, 1996. The Company reflects minority interest as another liability in the balance sheet and as a reduction of net income or net loss in the income statements (see
            Note 7 (J)).

13.   Contingencies and Commitments:

      The Company conducts operations from a facility located in Doylestown, PA under a one year operating lease. The lease commenced on December 1, 1994 and expires on November 30, 1995. The facility is office use only. The annual rental is $18,300 payable monthly at $1,525 per month. The Company has made a $1,525 security deposit. The Company is responsible for any or all repairs up to $100. The Company must pay additional rent real estate taxes and all increases in fire insurance. All utilities and janitorial services are included in the rent. The Company shall have the right to review this lease for one additional year at the base rate plus the consumer price index for the previous 12 months.

      The Company leased office facilities under an operating lease in Doylestown, PA. The lease was assumed by Compost America Company of New Jersey, Ltd. on December 17, 1993 for 6,122 sq. ft. of office space. The lease expired on June 14, 1994 but was continued on a month to month basis until December 1, 1994. The total rental, including a percentage of maintenance, real estate taxes and insurance, amounted to $59,049 for the period May 1, 1994 to December 1, 1994.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   Contingencies and Commitments (continued):

      On May 1, 1996 the Company entered into a lease agreement for office facilities located at 320 Grand Avenue, Englewood, New Jersey 07631 for a term of five years. The Company will pay a rental of $4,000 per month plus electricity and real estate taxes over the base year.

                 The minimum annual rentals:

                           April 30, 1997                             $48,000
                           April 30, 1998                              48,000
                           April 30, 1999                              48,000
                           April 30, 2000                              48,000

      The Company leases an automobile under a operating lease. The lease is payable at $474.55 per month for 48 months. The lease commenced on May 25, 1993. The minimum annual lease cost amounts to:

                           April 30, 1994                           $5,801.60
                           April 30, 1995                           $5,694.60
                           April 30, 1996                           $5,694.60
                           April 30, 1997                           $5,694.60

      As part of the "Asset Purchase Replacement Agreement" dated March 1,
        1995, the Company is contingently obligated to pay an additional $407,500 toward the acquisition of 50% interest in the Monmouth Recycling and Composting Company from Bio Services, Inc. The obligation to pay this amount is based on the "Option Purchase Agreement" with Brownfield Environmental, Inc. to purchase the Township of Freehold property and upon receipt by Compost America Company of New Jersey, Ltd. of local approval from the Township of Freehold and County approval from Monmouth County and the N.J. Department of Environmental Protection for "Inclusion of the project in the Monmouth County Solid Waste Management Plan", which will allow Compost America Company of New Jersey, Ltd. to build the indoor composting facility. Further contingencies require that any remaining governmental, environmental and building permits related to the construction of the "indoor composting facility" be obtained in addition to the closing on the property and the project.

      As of April 30, 1996 the Company has advanced $25,000 towards this balance as an indication of good faith with Bio-Services, Inc.


14.   Common stock purchase warrants and options:

      As of January 1, 1994, according to the "New and Amended Joint Venture
        Agreement", Compost Management, Inc., prior to its merger into Compost America Company of New Jersey, Ltd., on December 1, 1994, was issued 280,000 warrants @ $.01 per share to acquire 280,000 shares of common stock of Compost America Company of New Jersey, Ltd. In addition, in a separate agreement, principals of VRH Construction Corp. were issued 150,000 warrants of Compost America Company of New Jersey, Ltd. common stock at $.01 per share. All warrants were exchanged six for one after the merger. The warrants had a term of 5 years. As of April 30, 1996 all outstanding warrants have been exercised.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   Common Stock Purchase Warrants and Options (continued):

      On January 31, 1994, as a provision of the "Asset Purchase Agreement", regarding the Monmouth Recycling and Composting Project (Note 9). Bio-Services Inc. was issued 100,000 warrants for the purchase of 100,000 shares of Compost America Company of New Jersey, Ltd. common stock. The warrants were exercisable as follows:

                         $5 per share                                Year 1
                         $6 per share                                Year 2
                         $7 per share                                Year 3

      Upon a secondary issue Bio-Services, Inc. will have the right to "piggy back" its 100,000 shares on the secondary issue.

      On December 1, 1994 Bio-Services, Inc. released the 100,000 warrants.
       They were redistributed as follows:

                    David Egarian               25,000                $5/$6/$7
                    Robert W. Jones III         12,500                $5/$6/$7
                    Ronald K. Bryce             12,500                $5/$6/$7
                    Cancelled                   50,000
                                               -------
                                               100,000


      On April 29, 1994, Compost America Company of New Jersey, Ltd. issued a warrant for 100,000 shares of common stock to Bedminster Bioconversion Corporation at an exercised price of $5 per share. The warrant expires on April 29, 1997.

      On February 11, 1995, Compost America Holding Company, Inc., subsequent to the merger with Compost America Holding Company of New Jersey, Ltd. on February 8, 1995, issued Compost America Holding Company, Inc. warrants in the amount of 784,000 warrants for its common stock to the following individuals and entities:

                                                      Exercise
        Warrant Holder                       Amount    Price           Expiration
        --------------                       ------    -----           ----------

        Bedminster Bioconversion (A)        300,000   $     0.83       April 18, 1997
        Bio-Services, Inc.       (B)        300,000    1.00/1.17       January 31, 1996/1997
        B. Michael Pisani                    67,200          .92       June 1, 1999
        Robert B. Long                       16,800          .92       June 1, 1999
        Gary Sondermeyer                    100,000          .01       February 6, 1999
                                            -------
                                            784,000

      All of the 784,000 warrants were outstanding at April 30, 1995. As of April 30, 1996, 33,000 warrants have been exercised.

       (A) The 300,000 warrants to Bedminster Bioconversion Corporation were part of 360,460 warrants issued to Bedminster Bioconversion. The 60,460 warrants of 360,460 were part of those issued by the Board of Directors on April 30, 1995. The 360,460 warrants of Compost America Holding Company, Inc. were the result of an agreed exchange of the 100,000 warrants issued to Bedminster Bioconversion Corporation on April 29, 1994.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   Common Stock Purchase Warrants and Options (continued):

       (B) The 300,000 warrants to Bio-Services, Inc. of Compost America Holding Company, Inc. were exchanged by agreement for the 100,000 warrants of Compost America Company of New Jersey, Inc. issued on January 31, 1994.

              As a result of the release of the warrants held by Bio-Services,
                Inc. the following individuals received warrants previously issued to Bio-Services, Inc. at the converted amounts.

                                                                Exercise
                 Warrant Holder                     Amount       Price           Expiration
                 --------------                     ------       -----           ----------
                 David Egarian                     150,000      $1/1.17          January 31, 1996/1997
                 Robert W. Jones III                75,000       1/1.17          January 31, 1996/1997
                 Ronald K. Bryce                    75,000       1/1.17          January 31, 1996/1997
                                                   -------
                                                   300,000
                                                   =======


      On February 11, 1995, in addition to the warrants listed above, the Board of Directors of Compost America Holding Company, Inc. issued options to individuals who were entitled to options of Compost America Company of New Jersey, Ltd., immediately prior to the date of the merger. There are a total of 901,000 authorized options @ $.01 per common share with an expiration date of February 10, 1997. As of April 30, 1995, 801,000 of the options have been exercised and 100,000 are still outstanding. As of April 30, 1996 all of the options have been exercised.

      On February 11, 1995 the Board of Directors of Compost America Holding
        Company, Inc. adopted and approved a non-qualified stock option plan to grant to participants options to purchase its common stock. The Company granted 1,913,167 common stock options at $.01 per share. At April 30, 1995 all options have been exercised.

      On April 30, 1995 the Board of Directors approved the issuance of Compost
        America Holding Company, Inc. warrants in exchange for warrants held by individuals and other entities of Compost America Company of New Jersey, Ltd. As a result the Company issued 133,012 warrants at an exercise price of $3.00 with an expiration date of June 1, 1999. The warrants were issued to the following:


                 Warrant Holder                                    Amount
                 --------------                                    ------
                 Bedminster Bioconversion Corporation              60,460
                 David Egarian                                     30,230
                 Ronald K. Bryce                                   15,115
                 Robert W. Jones III                               15,115
                 B. Michael Pisani                                  9,674
                 Robert B. Long                                     2,418
                                                                  -------
                                                                  133,012
                                                                  =======
      These warrants represent the reissuance of the 50,000 warrants cancelled by Bio-Services, Inc. on December 31, 1994 which were for Compost America Company of New Jersey, Ltd. All warrants are outstanding at April 30, 1996 and 1995.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   Common Stock Purchase Warrants and Options (continued):

      On April 23, 1996 the Company's Board of Directors approved the granting of stock options for the continued financial support of the Company to:


                 Robert E. Wortman                            300,000 options
                 Victor D. Wortman                            300,000 options



      The options are exercisable immediately at $2.00 per share with an expiration date of April 23, 2001. Robert and Victor Wortman are both principals of VRH Construction Corporation and shareholders as well as officers and directors of the Company. The Company will not recognize compensation expense at April 30, 1996 because the fair market value of the stock is $2.00 per share which is the same as the option price.

      As part of the employment agreements, the following options were granted as part of an incentive stock option plan to the following employees:



                 Gary Sondermeyer          250,000          @ $2.50 per share
                                                            Expiration 12/31/00

                 Roger Tuttle            1,000,000          @ $2.50 per share
                                                            Expiration 11/14/00


      On May 20, 1996 the Company executed an option agreement for Diana E.
        McCarthy, Esq. for services rendered. Upon financial closing of each of the following projects, Diana E. McCarthy, Esq. shall be issued the following options to purchase Compost America Holding Company, Inc. common stock:


            Newark Project            -   300,000 options to purchase 300,000
                                           shares at $2.50 per share for 5 years

            Gloucester City Project   -   100,000 options to purchase 100,000
                                           shares at $2.50 per share for 5 years

            Monmouth County Project   -   100,000 options to purchase 100,000
                                           shares at $2.50 per share for 5 years

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   Common Stock Purchase Warrants and Options (continued):


      Summary of Warrants and Options Outstanding:


                                                                                            Exercise
                                                          04/30/96        04/30/95            Price             Expiration
                                                          --------        --------            -----             ----------
      Warrants:
      ---------

      Bedminster Bioconversion Corp                        300,000                        $     6.00              03/01/01
                                                           300,000         300,000               .83              04/18/97
                                                            60,460          60,460              3.00              06/01/99

      David Egarian                                        150,000         150,000         1.00/1.17           01/31/96-97

      Robert W. Jones III                                   75,000          75,000         1.00/1.17           01/31/96-97

      Ronald K. Bryce                                       75,000          75,000         1.00/1.17           01/31/96-97

      B. Michael Pisani                                     45,200          67,200               .92              06/01/99

      Robert D. Long                                         5,800          16,800               .92              06/01/99

      Gary Sondermeyer                                     100,000         100,000               .01              02/06/99

      George Chu                                                           100,000               .01              02/10/97
                                                         ---------         -------
                                                         1,111,460         944,460
                                                         =========         =======


      Options:
      --------

      Robert E. Wortman                                    300,000                              2.00              04/23/01

      Victor D. Wortman                                    300,000                              2.00              04/23/01

      Gary Sondermeyer                                     250,000                              2.50              12/31/00

      Roger Tuttle                                       1,000,000                              2.50              11/14/00
                                                         ---------
                                                         1,850,000
                                                         =========


      The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of FAS-123 "Accounting for Stock Based Compensation" effective for fiscal year beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of FAS-123.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   Related Party Transactions:

      The Company has various transactions with related stockholders and affiliates of the Company.

      The shareholders of VRH Construction Corp. are also shareholders in Compost America Holding Company, Inc. as well as VRH Construction Corp. VRH Construction Corp. as of April 30, 1996 has advanced $640,072 to the Company. The amount due to VRH Construction Corp. is included in a note payable as of April 30, 1995 due January 15, 1995 with interest at 10%. As of April 30, 1996, the note for $640,072 has been extended from the original due date to August 15, 1996. In addition, VRH Construction Corp. has advanced additional funds amounting to $2,869,116 at April 30, 1996, of which $1,543,866 is in two notes payable at 10% due August 15, 1996 and $1,325,250 is interest bearing at 10% per annum and payable on demand. The total loans and notes outstanding at April 30, 1996 amounted to $3,509,188. All advances are anticipated to be paid back upon completion of the Economic Development Bond Funding.

      The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc. through Select Acquisitions, Inc., a shareholder in Compost America Company of New Jersey, Ltd. Select Acquisitions Inc. has advanced $23,900 at April 30, 1996. Bedminster Bioconversion, Inc., an unrelated corporation, received stock purchase warrants as indicated in the notes to consolidated financial statements. There are numerous agreements and intercompany transactions between Compost America Holding Company, Inc. and its subsidiary, Compost America Company of New Jersey, Ltd. and with its related subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc. and Monmouth Recycling and Composting Co., Inc. Chicago Recycling and Composting Company, Inc. and American BIO-AG Corporation. At April 30, 1996 and April 30, 1995 all intercompany transactions have been eliminated except for amounts due from R.C. Land Company, Inc., a partner in the Joint Venture of American BIO-AG Corporation, and advances due from American BIO-AG Corporation other than investments.


16.   Employment Contracts:

      As stipulated in the Joint Venture Agreement, the Company has guaranteed and agreed to pay its President, Roger Tuttle, $120,000 annually for a period of ten years. The Company has similarly guaranteed agreements with its Vice Presidents, Alfred Rattie and Jonathan Frank to be paid $90,000 annually. On January 31, 1995, as a closing agreement and release, Jonathan Frank was terminated (see Note 8 (B)). Roger Tuttle, Alfred Rattie and Jonathan Frank were formally shareholders in Compost Management, Inc., prior to the merger of Compost Management, Inc. into Compost America Company of New Jersey, Ltd., on December 1, 1994.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   Employee Contracts (continued):

      Subsequent to the Joint Venture Agreement, all existing employment contracts have been terminated. New employment agreements were entered into as of January 1, 1995 for all current executives. These new employment agreements as of October 31, 1995 have not been approved by the Board of Directors or signed by the individuals. Wages have been accrued based on the new terms for annual salaries of each executive of $60,000. As of April 30, 1996 employment agreements with Roger Tuttle were formulated and agreed to. As President, through November 14, 2000, Roger Tuttle is to receive a salary of $225,000 and annual increases based on performance including all general executive benefits and will participate in the statutory incentive stock option plan. As part of his compensation, Mr. Tuttle shall receive an option to purchase 1,000,000 shares of common stock at $2.50 per share expiring November 14, 2000. Mr. Tuttle shall also receive a $500,000 one-time signing bonus deferred until the Company attains sales of not less than $5,000,000 for one quarter.

      As of May 1, 1996 Roger Tuttle and the Company executed an employment agreement, the terms of which supersede all previous agreements. The term is for ten years effective May 1, 1996. The compensation shall be $225,000 per annum in monthly payments from May 1, 1996 to April 30, 1997 with annual increases during the term of the agreement based on growth of the Company but not less than the increase in the consumer price index. In addition, Roger Tuttle shall receive an annual bonus based on 5% of any increase in consolidated net income beginning April 30, 1996. Roger Tuttle shall also receive the following:

               1)    Reimbursement of all business related expenses

               2)    An automobile allowance of $500 per month

               3) A one-time signing bonus of $500,000 upon achieving sales of $5,000,000 in any quarter

               4)    Medical and health insurance

               5) Employer grants employee a 1,000,000 shares option to purchase 1,000,000 shares of common stock at $2.50 per share for five years

      As of April 30, 1996 and April 30, 1995, unpaid accrued wages amounted to $258,000 and $163,000 respectively.

      As of January 1, 1996, a new employment agreement was signed by a new executive officer, Gary Sondermeyer, for a term from January 1, 1996 to December 31, 2000. The initial basic annual salary will be $90,000 thereafter increases shall be based on the Company growth. In addition, the executive shall receive the usual fringe benefits and participate in a Company statutory incentive stock option plan to purchase 250,000 shares of common stock at $2.50 per share for a period of 5 years.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.   Long term debt:

                                                       Rate            1996            1995             Maturity
                                                       ----            ----            ----             --------
      First Fidelity Bank (A)                           10.75%      $      686        $  3,492          01/20/96 Past due
      First Fidelity Bank (A)                           10.75%             686           3,492          01/20/96 Past due
      Teepak, Inc.        (B)                       Prime & 2%         264,871         264,871          09/15/96
      Jonathan W. Frank   (C)                       None                               200,000        indefinite
      Mortgage payable-Rinker
      Materials Corp.    (D)                                7%       3,730,871                          04/01/98
                                                                    ----------        --------
                                                                     3,997,114         471,855
      Less current portion                                               1,372          56,984
                                                                    ----------        --------
                                                                    $3,995,742        $414,871
                                                                    ==========        ========

      A) The notes payable to Merchants Bank, N.A., Allentown, Pennsylvania is payable in monthly installments aggregating $843 per month, including interest. The notes were originally for 60 months with automotive equipment at a cost of $44,734 pledged as collateral.

      B) The loan payable to Teepak, Inc. is for advances to Compost Management, Inc. prior to its merger with Compost America Company of New Jersey, Ltd. on December 1, 1994 which was subsequently assumed by Compost Holding Company, Inc. for the purpose of obtaining necessary permits for a compost facility in Riverdale, Illinois. The loans commenced on January 11, 1993 with repayment terms as follows:

                 1)   After permits are issued Compost America Holding
                        Company, Inc. shall repay the loan in quarterly installments commencing three months after the start up of the facility to the extent of 50% of available cash flow from the facility.

                 2)   If the facility does not receive the necessary permits
                        by September 15, 1996, the entire amount of the loans will be repaid in 24 equal installments. Any overdue payments shall bear interest at a rate equal to the prime rate plus 2%.

      C)    The obligation to Jonathan W. Frank originally for $250,000 is for a restrictive covenant not to disclose the confidential information acquired as an employee of the Company to a composting business in solid waste disposal in the United States of America. The obligation is unsecured and non interest bearing. Payments are as follows:
                     $ 25,000    Upon agreement (January 31, 1995)

                       25,000    On March 1, 1995

                       50,000    On April 1, 1995
                                 (not paid on due date but in subsequent period)

                      150,000    Upon closing of the public offering of the
                     --------    Company's common stock
                     $250,000
                     ========

      The obligation is expected to be paid in full within less than one year.
        As a result, no imputed interest has been computed. As of April 30, 1996 the $150,000 was paid by the issuance of 25,000 shares of the Company's common stock.

      D) The mortgage payable to Rinker Materials Corporation is secured by land which costs $4,095,838 and is payable on April 1, 1998 with all principal and accrued interest at 7%.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.   Income taxes:

      The Company adopted FASB Statement No. 109, "Accounting for Income Taxes" as of inception, December 17, 1993. FASB Statement No. 109 is required for all fiscal years beginning after December 15, 1992. This statement requires that deferred taxes be established for all temporary differences between book and tax basis of assets and liabilities. There was no cumulative effect of adoption or current effect on continuing operations mainly because the Company has been in a development stage since inception, December 17, 1993, and has sustained net operating losses during this period. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.

      The Company has a loss carryforward of $2,834,045 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2009 and 2012.


19.   Deposits:

         Denker, Sellew & Douglas - Furniture office                   $16,117
         Minalto Corporation - Business equipment                        1,139
         Robert Fellheimer   - Rent security                             1,525
                                                                       -------

                                                                       $18,781
                                                                       =======


20.   Note payable, bank:

      The note payable to United Jersey Bank is due August 1, 1996, on demand, at 10% interest.


21.   Earnings per share:
                                                   1996                   1995
                                                  Primary                Primary
                                                  -------                -------
      Number of shares:
        Weighted average shares
         outstanding                           13,654,892              8,881,882

      Incremental shares for
        outstanding stock
        warrants                                  877,960              1,366,500

      Incremental shares for
        outstanding stock
        options                                   216,666                 98,958
                                               ----------             ----------
                                               14,749,518             10,347,340
                                               ==========             ==========


      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for 1996 and 1995.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


22.   Supplemental schedule of non-cash investing and financing activities:


                                                                            Year                        Year
                                                                            ended                       ended
                                                                       April 30, 1996              April 30, 1995
                                                                       --------------              --------------
      Issuance of capital stock for
        management services                                               ($  1,000)
      Professional fees                                                       1,000

      Issuance of capital stock in
        acquisition of Bedminster Seacor
        Services Miami Corporation                                         (500,000)
      Assets required                                                       500,000

      Acquisitions for issuance of capital stock:
         Property and equipment net of
           depreciation                                                                                 $ 18,166
         Trademark costs                                                                                   1,485
         Organizational costs                                                                              1,276
         Deposits                                                                                            510
         Construction in progress - compost projects                                                     184,582

      Liabilities assumed:
         Notes payable - bank                                                                            (10,783)
         Due to Teepak, Inc.                                                                            (264,870)
         Other assets and liabilities
           eliminated in merger with
           Compost Management, Inc.                                                                      192,247

      Issuance of capital stock for
        assets acquired less liabilities
        assumed in merger with Compost
        Management, Inc., 2,631,360 shares                                                              (122,613)

      Issuance of capital stock for
        legal services, 36,000 shares                                                                    (36,000)

      Issuance of capital stock for
        purchase of investments in deferred
        Chicago Project, 120,000 shares                                                                 (100,000)

      Issuance of capital stock in settlement
       of debt to Jonathan Frank                                           (150,000)
      Note due to Jonathan Frank                                            150,000

      Issuance of capital stock for legal,
        accounting and consulting services                                 (717,214)
      Legal - accounts payable                                               43,404
      Accounting                                                             50,000
      Consulting                                                            623,810

      Issuance of capital stock for investment
        in American BIO-AG Corporation                                     (208,332)

      Investment - American BIO-AG Corporation                              208,332

[LETTERHEAD OF ZELLER WEISS & KAHN]
CERTIFIED PUBLIC ACCOUNTANTS


        REPORT OF INDEPENDENT AUDITORS ON STATEMENT OF OPERATING EXPENSES



Board of Directors
Compost America Holding Company, Inc. and subsidiaries
Doylestown, Pennsylvania



     We have audited the consolidated financial statements of Compost America Holding Company, Inc. and subsidiaries as of April 30, 1996 and 1995 and for the periods then ended and for the period December 17, 1993 (inception) to April 30, 1996, our report thereon dated August 10, 1996. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. In connection with our audit of these financial statements, we audited the statement of operating expenses for the periods ended April 30, 1996 and 1994.

     Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the statement of operating expenses for the periods ended April 30, 1996 and 1995 and for the period December 17, 1993 (inception) to April 30, 1996 present fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.


                                        /s/  Zeller Weiss & Kahn


August 10, 1996
Mountainside, New Jersey

                      COMPOST AMERICA HOLDING COMPANY, INC.
                          (A Development Stage Company)

                         SCHEDULE OF OPERATING EXPENSES


                                                                                                 Cumulative from
                                                    Year                     Year               December 17, 1993
                                                    ended                    ended               (inception) to
                                               April 30, 1996          April 30, 1995            April 30, 1996
                                               --------------          --------------            --------------
Operating expenses:
  Salaries                                    $   69,279                  $ 59,749                 $  129,028
  Payroll taxes                                   13,736                     7,633                     21,369

  Amortization                                    18,256                     4,167                     22,423
  Advertising                                      2,750                       646                      8,055
  Automobile expense                              35,022                    33,798                     68,820
  Bad debt charges                                                           7,806                      7,806
  Bank charges                                     1,897                       637                      2,534

  Building rental                                 18,300                    69,754                     88,054
  Carting expense                                                              394                        394
  Computer expense                                                             849                        849
  Consultants                                    560,465                    19,100                    584,565

  Depreciation                                    20,411                     3,030                     23,441
  Dues and subscriptions                           2,872                    15,530                     18,402
  Employment Services                                                          600                        600
  Equipment rental                                 1,700                     5,055                      6,755

  Insurance                                       42,801                    50,728                     93,529
  Licenses and permits                             1,268                       266                      1,534
  Miscellaneous                                   13,678                    12,170                     25,848
  Office expense                                  24,464                    13,429                     37,893

  Option expense                                                             7,500                      7,500
  Outside services                                 1,299                       871                      2,170
  Postage and deliveries                           7,679                     5,795                     13,474

  Printing                                        19,795                                               19,795
  Professional fees                              398,224                    30,293                    428,517
  Repairs and maintenance                          4,530                                                4,530
  Research and development                                                 230,947                    460,376

  Taxes, other                                    47,696                       395                     48,091
  Telephone                                       42,304                    32,076                     74,380
  Travel and entertainment                       133,288                    51,069                    184,357
  Utilities                                          791                     3,400                      4,191
                                              ----------                  --------                 ----------

                                              $1,482,505                  $667,687                 $2,389,280
                                              ==========                  ========                 ==========