Form 10QSB
period 1996-10-31
COMPOST AMERICA HOLDING CO INC
filed 1996-12-19
CIK 1008882

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended October 31, 1996

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act;      For
    the transition period from          to

                               Commission File #0-27832

         COMPOST AMERICA HOLDING COMPANY, INC.
 ................................................................
(Exact name of small business issuer as specified in its charter)

    New Jersey                     22-2603175
____________________________     __________________________
(State or other jurisdiction of  (I.R.S. Employer
incorporation or organization)   Identification No.)


320 Grand Avenue    Englewood, New Jersey        07631
_____________________________________________ _______________
(Address of Principal Executive Offices)       (Zip Code)

Issuers's telephone number, including area code: (201)541-9393


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X__ No_____
    ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock -  15,938,895 shares outstanding as at October 31, 1996.

Transitional Small Business Disclosure Format (check one):
Yes_____  No  X
   ---       ---

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       1285 Ave. of the Americas
                                       3rd  Floor
                                       New York, New York  10019

                                        INDEX


Part I.   Financial Information


  Item 1.  Condensed consolidated financial statements:

      Balance sheet as of October 31, 1996                             F-2

      Statement of income for the six months ended
       October 31, 1996 and 1995 and for the period
       December 17, 1993 (inception) to October 31, 1996               F-3

      Statement of stockholders' equity as of October 31, 1996         F-4

      Statement of cash flows for the six months ended
       October 31, 1996 and 1995 and for the period
      December 17, 1993 (inception) to October 31, 1996                F-5

      Statement of operating expenses for the six months
       ended October 31, 1996 and 1995 and for the period
      December 17, 1993 (inception) to October 31, 1996                F-6


      Notes to condensed consolidated financial statements          F-7 - F-48


  Item 2. Plan of Operations



Part II.  Other information


  Signatures

  Appendix A - Financial Data Schedule

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

               CONDENSED CONSOLIDATED BALANCE SHEET - OCTOBER 31, 1996


                                        ASSETS

Current assets:
  Cash                                                 $   58,635
  Accounts receivable                                      27,691
  Inventory.                                               14,500
  Prepaid expenses                                        261,739
                                                       ----------
    Total current assets                                  362,565
                                                       ----------

Investments in joint venture  (Note 12)                         0
                                                       ----------

Plant, property and equipment (Note 18)
  Land                                                  8,483,441
  Site improvements                                       167,869
  Transportation equipment                                160,046
  Office equipment                                        153,861
  Machinery & equipment                                   297,878
  Construction in progress, Compost projects            6,340,711
                                                       ----------
                                                       15,603,806
  Less accumulated depreciation                            73,107
                                                       15,530,699
Other assets:
  Excess of cost over assets acquired, net of
   amortization of $1,742                                 473,333
  Lease acquisition cost, net of
   amortization of $11,097                                998,723
  Restrictive covenant                                    220,834
  Trademark costs, net of amortization of $326              1,078
  Organization costs, net of amortization of $3,342         5,220
  Deposits (Note 20)                                       83,817
  Option deposit                                           20,000
                                                       ----------
                                                        1,803,005
                                                       ----------

                                                      $17,696,269
                                                       ----------
                                                       ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, bank (Note 21)                       $   100,000
  Notes payable, others                                   423,250
  Accounts payable and accrued expenses                 2,197,405
  Mortgages payable - Praxair Corp.                     2,100,000


  Current portion of long-term debt (Note 18)             104,804
  Due to affiliated company, VRH
    Construction Corp. (Note 16)                        4,039,355
  Reserve for land replacement
                                                           85,375
  Due to affiliated company, Select
  Acquisitions, Inc. (Note 16)                             38,060
  Payroll taxes payable                                   178,065
                                                       ----------
    Total current liabilities                           9,266,314
                                                       ----------

Long-term debt, net of current portion (Note 18)        4,397,043
Contingencies and commitments (Note 13)                ----------

Minority interest in consolidated subsidiary               43,571
                                                       ----------

Stockholders' equity:
  Preferred stock, no par value, 25,000,000 shares
   authorized; none issued
  Common stock, no par value, 50,000,000
   shares authorized; 15,938,895 shares issued
   and outstanding                                      9,411,652
  Common stock warrants (Note 15)
  Common stock not yet issued (Note 7D2A)                 397,500
  Deficit accumulated during the development stage   (  5,790,119)
  Less:  subscriptions receivable                    (     29,692)
                                                       ----------

                                                        3,989,341

                                                      $17,696,269
                                                       ----------
                                                       ----------


              See notes to condensed consolidated financial statements.


                                           COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                                                        (A Development Stage Company)

                                              CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                                                 (UNAUDITED)


                                                                                                                Cumulative from
                                                Three months ended                      Six months ended       December 17, 1993
                                                    October 31,                            October 31,           (inception) to
                                             1996                1995                 1996             1995     October 31, 1996
                                             ----                ----                 ----             ----     ----------------

Net sales                               $         0         $         0          $         0      $         0      $   80,741
Other revenues                               27,357                                   27,357                           80,811
                                        -----------         -----------          -----------      -----------      ----------
    Total                                    27,357                   0               27,357                0         161,552

Cost of operations, transportation            1,210                                    1,210                0          18,552
                                        -----------         -----------          -----------      -----------      ----------

Gross income                                 26,147                   0               26,147                0         143,000

General and administrative                1,334,852             253,980            2,330,671          473,295       4,719,951
                                        -----------         -----------          -----------      -----------      ----------

Loss from operations                   (  1,308,705)       (    253,980)        (  2,304,524)    (    473,295)    ( 4,576,951)
                                        -----------         -----------          -----------      -----------      ----------

Other non-operating expenses:
  Interest                                  143,114              33,099              282,630           33,099         577,614
  Loss impairment                      (    475,083)                                 440,955                          440 955
                                        -----------         -----------          -----------      -----------      ----------


                                       (    331,969)             33,099              723,585           33,099       1,018,569
                                        -----------         -----------          -----------      -----------      ----------


Loss before income tax expense         (    976,736)       (    287,079)        (  3,028,109)    (    506,394)    ( 5,595,520)
Income tax expense (Note 19)                      0                   0                    0                0               0
                                        -----------         -----------          -----------      -----------      ----------

                                       (    976,736)       (    287,079)        (  3,028,109)    (    506,394)    ( 5,595,520)
Minority interest in loss
 of consolidated subsidiaries                43,086                 704               85,638              704         166,256
                                        -----------         -----------          -----------      -----------      ----------

                                       (    933,650)       (    286,375)        (  2,942,471)    (    505,690)    ( 5,429,264)

Loss in equity in joint venture                            (     18,504)        (     13,603)    (     37,008)    (   360,855)
                                        -----------         -----------          -----------      -----------      ----------

Net loss                               ($   933,650)       ($   304,879)        ($ 2,956,074)    ($   542,698)    ($5,790,119)
                                        -----------         -----------          -----------      -----------      ----------
                                        -----------         -----------          -----------      -----------      ----------


Loss per common share:
  Primary and fully diluted              ($0.05)             ($0.02)              ($0.02)          ($0.04)
                                          -----               -----                -----            -----
                                          -----               -----                -----            -----
  Fully diluted                          ($0.05)             ($0.02)              ($0.02)          ($0.04)
                                          -----               -----                -----            -----
                                          -----               -----                -----            -----
Weighted average number of
 common shares outstanding:
  Primary                             18,076,140           14,158,013          17,797,588        14,071,179
                                      ----------           ----------          ----------        ----------
                                      ----------           ----------          ----------        ----------
  Fully diluted                       18,076,140           14,158,013          17,797,588        14,071,179
                                      ----------           ----------          ----------        ----------
                                      ----------           ----------          ----------        ----------



                                          See notes to condensed consolidated financial statements.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)


                                                                                          (Deficit)
                                                                                         Accumulated
                                                                                          During The
                                                                 Common Stock            Development
                                                             Shares         Amount          Stage
                                                             ------         ------       -----------
 Balance, April 30, 1995                                  13,222,667     $2,899,278      ($  861,239)
  Issuance of common stock, exercise of
   warrants May 1, 1995 (.01 per sh.)                        100,000          1,000
  Issuance of common stock, May 1995 (2.50 per sh.)           20,000         50,000
  Issuance of common stock, June 1995 (2.50 per sh.)          70,000        175,000
  Issuance of common stock Aug. 1995  (2.50 per sh.)          40,000        100,000
  Issuance of common stock, Sept. 1995 (2.50 per sh.)          2,000          5,000
  Issuance of common stock, Oct. 1995 (2.50 per sh.)          45,000        112,500
  Issuance of common stock, Nov. 1, 1995 (.92 per sh.)        33,000         30,360
  Issuance of common stock, Nov. 1995 (2.50 per sh.)          36,000         90,000
  Issuance of common stock, Dec. 1995 (2.50 per sh.)          85,600        214,000
  Issuance of common stock, Jan. 1996 (2.50 per sh.)          52,200        130,500
  Issuance of common stock, Feb. 1996 (2.50 per sh.)          87,000        217,500
  Issuance of common stock, Feb. 1996 (0 per sh.)                500
  Issuance of common stock in acquisition of
   Bedminster Seacor Services Miami Corporation
   March 1, 1996 (2.50 per sh.)                              200,000        500,000
  Issuance of common stock,
   March 1996 (2.50 per sh.)                                  40,000        100,000
   March 1996 (3.00 per sh.)                                   4,000         12,000
  Issuance of common stock,
   April 1996 (2.50 per sh.)                                  48,600        121,500
   April 1996 (3.00 per sh.)                                   2,500          7,500
  Issuance of common stock in settlement of American
   BIO-AG Corporation April 30, 1996 (2.50 per sh.)           83,333        208,332
  Issuance of common stock for services April 30, 1996
   (2.00 per sh.)                                            267,000        534,000
  Issuance of common stock in settlement of debt April
   30, 1996 (6.00 per sh.)                                    25,000        150,000
  Issuance of common stock for services April 30, 1996
   (2.34 per sh.)  40,000 93,404
  Issuance of common stock in payment of employees for
   excess services April 30, 1996 (5.00 per sh.)              17,962         89,810

 Net loss, April 30, 1996                                                                ( 1,972,806)
                                                          ----------     ----------       ----------
 Balance, April 30, 1996                                  14,522,362     $5,841,684      ($2,834,045)
                                                          ----------     ----------       ----------
                                                          ----------     ----------       ----------


                                                                                          (Deficit)
                                                                                         Accumulated
                                                                                          During The
                                                                 Common Stock            Development
                                                             Shares         Amount          Stage
                                                             ------         ------       -----------

 Balance, April 30, 1996                                  14,522,362     $5,841,684      ($2,834,045)
  Issuance of common stock, May 1996
   ($3.00 per sh.)                                            41,534        124,602
  Issuance of common stock settlement agreement
   with Select Acquisitions, May 31, 1996
   (2.50 per sh.)                                            200,000        500,000
  Issuance of common stock, June 1996 (3.00 per sh.)          24,930         74,790
  Issuance of common stock for acquisition of assets,
   June 28, 1996 (2.50 per sh.)                              305,000        762,500
  Issuance of common stock in payment to consultants
   for excess services, June 30, 1996 (5.00 per sh)            3,128         15,640
  Issuance of common stock, consulting agreement
   June 30, 1996 (2.50 per sh.)                                  583          1,458
  Issuance of common stock, July 1996 (2.00 per sh.)          16,335         49,005
  Issuance of common stock, consulting agreement
   July 31, 1996 (2.50 per sh.)                                  583          1,457
  Issuance of common stock consulting agreement
   services, July 1, 1996 (2.50 per sh.)                      75,000        187,500
  Charge deferred offering cost to stock proceed                         (   23,564)
  Issuance of common stock for services August 16,
   1996 (4.00 per sh.)                                        50,000        200,000
  Issuance of common stock, August 1996 (3.00 per sh.)        12,000         36,000
  Issuance of common stock for services September 9,
   1996 (3.00 per sh.)                                        52,540        157,620
  Issuance of common stock, September 1996
   (1.00 per sh.)                                             78,500         78,500
  Issuance of common stock, September 1996
   (3.00 per sh.)                                             69,400        208,200
  Issuance of common stock for payment of accounts
   payable October 11, 1996 (2.09 per sh.)                    51,000        106,760
  Issuance of common stock for services October 11,
   1996 (2.50 per sh.)                                       414,000      1,035,000
  Issuance of common stock for services October 23,
   1996 (2.50 per sh.)                                         3,000          7,500
  Issuance of common stock, October 1996 (1.00 per sh.)        8,000          8,000
  Issuance of common stock, October 1996 (3.00 per sh.)        8,000         24,000
  Issuance of common stock in payment to consultants
   for excess services, October 31, 1996 (5.00 per sh.)        3,000         15,000

 Net loss, October 31, 1996                                                              ( 2,956,074)
                                                          ----------     ----------       ----------
 Balance, October 31, 1996                                15,938,895     $9,411,652      ( 5,790,119)
                                                          ----------     ----------       ----------
                                                          ----------     ----------       ----------


                                          See notes to condensed consolidated financial statements.


Page>


                                           COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                                                        (A Development Stage Company)

                                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                 (UNAUDITED)

                                                                                             Cumulative
                                                                                                from
                                                                  Six months ended        December 17, 1993
                                                                     October 31,           (Inception) to
                                                               1996              1995     October 31, 1996
                                                               ----              ----     ----------------
Operating activities:
  Net loss                                                  ($2,956,074)     ($  318,241)     ($ 5,790,119)

Adjustments to reconcile net cash and equivalents
 provided by operating activities:
  Amortization                                                   21,974           11,301            44,397
  Depreciation                                                   23,098            7,602            46,539
  Loss in equity in joint venture                                13,603           37,008           360,855
  Stock issued for professional services                        788,675                          1,373,675
  Stock issued in settlement of
   shareholder dispute                                          500,000                            500,000
  Write down of impaired investment
   in American BIO-AG                                           440,955                            440,955

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses                   (   156,187)     (    13,374)     (    211,739)
  Increase (decrease) in accounts payable and
   accrued expenses                                             811,124           21,290         2,304,181
  Increase (decrease) in payroll taxes payable                  160,085      (     4,863)          178,065
  Increase (decrease) in accounts receivable                (    27,691)                      (     27,691)
  Increase (decrease) in inventory                          (    14,500)                      (     14,500)

Changes in other assets and liabilities:
  Increase (decrease) in cash from
   affiliated companies:
    R.C. Land Company, Inc.                                      28,600
    American Bio-AG Corp.                                       185,000      (   165,000)
    Select Acquisitions, Inc.                                    14,160                             38,060
    American Soil Company, Inc.                                 175,000
    Deferred offering costs                                      20,564
                                                             ----------       ----------       -----------

    Net cash provided from (used in)
     operating activities                                        28,386      (   424,277)     (    757,322)
                                                             ----------       ----------       -----------

Investing activities:
  Purchase of restrictive covenant                                                            (    250,000)
  Purchase of construction in progress,
   Compost project                                          ( 2,513,655)     (   596,608)     (  5,958,211)
  Purchase of land, property and equipment                  (   968,700)     (   120,299)     (  8,500,595)
  Reserve for land replacements                                                                     85,375
  Purchase of organizational costs                                           (     1,588)     (      5,925)
  Increase (decrease) in deposits receivable                (    65,546)             510      (     83,817)
  Return (purchase) of options                              (    20,000)     (    50,000)     (     20,000)
  Purchase of equity in American
   BIO-AG Corporation                                       (   331,606)     (   262,147)     (  1,109,765)
  Purchase of equity in American Soil, Inc.                 (   612,320)                      (    612,320)
  Excess of cost over assets acquired                       (   475,075)                      (    475,075)
                                                             ----------       ----------       -----------

    Net cash used in investing activities                   ( 4,986,902)     ( 1,030,132)     ( 16,930,333)
                                                             ----------       ----------       -----------

Financing activities:
  Increase in due to affiliated company, VRH
   Construction Corp.                                           530,167        1,104,000         4,039,355
  Increase in notes payable, bank                                                                  100,000
  Increase in notes payable, other                              423,250           50,000           423,250
  Increase in mortgage payable                                                                   2,100,000
  Increase in long-term debt                                    444,039                          4,562,630
  Proceeds from issuance of common stock                      3,617,569          442,500         6,581,838
  Payments on long-term debt                                (     1,372)     (    53,973)     (     60,783)
                                                             ----------       ----------       -----------

    Net cash provided by financing activities                 5,013,653        1,542,527        17,746,290
                                                             ----------       ----------       -----------

Net increase in cash                                             55,137           88,118            58,635

Cash, beginning of period                                         3,498            9,409                 0
                                                             ----------       ----------       -----------

Cash, end of period                                          $   58,635       $   97,527       $    58,635
                                                             ----------       ----------       -----------
                                                             ----------       ----------       -----------

Supplementary disclosure of cash
   flow information
  Interest                                                                    $    5,697        $   33,099
                                                             $  300,681
  Taxes
                                                             $        0       $        0        $        0

Supplemental schedule of non-cash investing and financing activities (Note 23)


                                          See notes to condensed consolidated financial statements.



                                                    COMPOST AMERICA HOLDING COMPANY, INC.
                                                        (A Development Stage Company)

                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATING EXPENSES
                                                                 (UNAUDITED)


                                                                                          Cumulative from
                                    Three months ended             Six months ended      December 17, 1993
                                        October 31,                   October 31,         (inception) to
                                    1996          1995            1996          1995     October 31, 1996
                                    ----          ----            ----          ----     ----------------

Operating expenses:
  Salaries                     $   97,317      $    100       $  197,427      $ 14,236      $  326,455
  Payroll taxes                     4,316         1,090            7,384         1,694          28,753

  Advertising                                                      5,935         1,500          13,990
  Amortization                     17,407         7,846           21,974        11,301          44,397
  Automobile expense                4,134           562            8,247         5,246          77,067
  Bad debt charges                 55,384                         55,384                        63,190

  Bank charges                        320           519            1,121           882           3,655
  Building rental                  28,575         4,575           33,150         9,150         121,204
  Carting expense                                                                                  394
  Computer expense                                                                                 849

  Consultants                     359,621                        613,036         2,500       1,197,601
  Depreciation                     15,758         3,801           23,098         7,602          46,539
  Dues and subscriptions              160           475              680           600          19,082
  Employment Services                                                                              600

  Equipment rental                                                               1,764           6,755
  Insurance                        28,257         4,399           43,124        18,185         136,653
  Licenses and permits                578           368              578           368           2,112
  Miscellaneous                     1,000                          1,000           440          26,848

  Office expense                    4,298           590            8,273         6,408          46,166
  Option expense                                                                            7,500
  Outside services                    445        12,336              684        12,336           2,854
  Postage and deliveries            4,037           695            5,387         1,539          18,861

  Printing                         44,967                         45,672                        65,467
  Professional fees               569,955        11,994          589,032        91,858       1,017,549
  Repairs and maintenance             813         1,689            1,063         1,689           5,593
  Research and development         15,000       192,377           15,000       224,457         475,376
  Settlement of shareholder
   dispute                                                       500,000                       500,000
  Stock expense                     5,539                          5,539                         5,539

  Taxes, other                     32,058         1,175           61,960         1,775         110,051
  Telephone                        23,764         5,172           40,169        15,524         114,549
  Travel and entertainment         19,090         3,967           42,975        41,929         227,332
  Utilities                         2,059           250            2,779           312           6,970
                               ----------      --------       ----------      --------      ----------
                               $1,334,852      $253,980       $2,330,671      $473,295      $4,719,951
                               ----------      --------       ----------      --------      ----------
                               ----------      --------       ----------      --------      ----------


                                          See notes to condensed consolidated financial statements.


                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     The unaudited condensed financial statements of Compost America Holding Company, Inc. and its Subsidiaries have been prepared pursuant to the rules and regulations of The Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's April 30, 1996 annual report on Form 10KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997.


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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.  Business organization (continued):

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

    On January 23, 1995, Alcor entered into an Acquisition Agreement and Plan of Reorganization with Compost America Company of New Jersey, Ltd., incorporated in the state of Delaware on December 17, 1993. Compost America Company of New Jersey, Ltd. had 5,000,000 shares, .01 par value of common stock authorized, of which 1,654,000 shares were issued and outstanding. Alcor exchanged 9,924,000 shares of its common stock for all of the outstanding common stock of Compost America Company of New Jersey, Ltd.

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.  Nature of operations, risks and uncertainties (continued):

    The Company has not entered into any contracts with users of compost from its facilities which are under development. Should the Company not be able to sell the compost, the Company may have to give the compost away and pay for its transportation costs.

    The Company has no significant concentration of credit with any individual counterparty or groups of counterparties.

4.  Principles of consolidation:

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Compost America Company of New Jersey, Ltd. and its subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc., Monmouth Recycling and Composting Co., Inc., Chicago Recycling and Composting Company, Inc., Miami Recycling and Composting Company, Inc., Compost America Technologies, Inc., Bedminster Seacor Services Miami Corporation, Garden Life Sales Company, Inc., American BIO-AG Corporation and American Soil, Inc. Inter-company transactions and balances have been eliminated in consolidation.


5.  Principles of reorganization:

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


6.  Investment - American BIO-AG Corporation:

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

    As of June 28, 1996 American BIO-AG Corporation was reorganized by Compost
     America Holding Company, Inc. and Twin Rivers Equity acquiring 100% of the stock of American BIO-AG Corporation through their ownership of 75% and 25% respectively in Newark Recycling and Composting Company, Inc.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.  Investment - American BIO-AG Corporation (continued):

    The financial statements reflect American BIO-AG Corporation consolidated as a 100% owned subsidiary as of October 31, 1996.

7.  Agreements:

    A)  Compost America Holding Company, Inc.

    1)  American BIO-AG Corporation:

        On June 28, 1996 Compost America Holding Company, Inc., Prince Georges
         Contractors, Inc. d/b/a Twin River Equities and R.C. Land Company, Inc. each a 33 1/3% owner in the Joint Venture, American BIO-AG Corporation formed an agreement to sell their ownership in American BIO-AG Corporation to Newark Recycling and Composting Company, Inc.
         In addition, R.C. Land Company, Inc. will sell all of its land applications business assets to Newark Recycling and Composting Company, Inc. who will assign these assets and become the 100% owner of American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. is owned 75% by Compost America Holding Company, Inc. and 25% by Potomac Technologies, Inc. As consideration, R.C. Land Company, Inc., for its contribution of assets and stock ownership of American BIO-AG Corporation, will receive 305,000 shares of Compost America Holding Company, Inc.'s restricted stock at a fair value of $2.50 per share and $50,000 payable $5,000 on June 21, 1996, $20,000 on June 28, 1996 and $25,000 on July 31, 1996. Additionally, Newark Recycling and Composting Company, Inc. will make a one year loan to R.C. Land Company, Inc. in the amount of $150,000 at 15% per annum and secured by 60,000 registered shares of Compost America Holding Company, Inc.

        On September 30, 1996 the Company issued 51,000 registered shares of common stock to Ronald K. Bryce for a release of $150,000 loan provided for in the June 28, 1996 Asset Purchase Agreement and the payment of all prior American BIO-AG accounts payables.

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

           2) Various farms lands 5,428 acres

           3) Intellectual property, name and experience in land application business

           4) Various equipment

           5) 33 1/3% ownership in American BIO-AG Corporation Joint Venture

        The value of the transaction with R.C. land Company, Inc. was computed based on the fair value of the 305,000 shares at $2.50 per share plus 50,000 in cash plus 33 1/3% of the liabilities assumed in the amount of $146,604 of American BIO-AG Corporation. The total fair value attributable to the acquisition of R.C. Land Company, Inc.'s assets and equity in American BIO-AG Corporation amounted to $2,047,559 less the mortgages assumed of $276,829 for a net value of $1,770,730.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  Agreements (continued):

    1)  American BIO-AG Corporation (continued):

        Prince Georges Contractors, Inc. d/b/a Twin Rivers Equities (Potomac
         Technologies, Inc.) contributed 8 1/3% of its ownership of American BIO-AG to Compost America Holding Company, Inc.

    2)  Settlement Agreement:

        On July 31, 1996 the Company and Ehmann, Van Denbergh & Trainor, P.C.
         entered into an agreement to settle a disagreement between the Company and the law firm concerning the validity of billings from the law firm and when and in what amount and manner the Company bills should be paid. The original amount due Ehmann, Van Denbergh and Trainor, P.C. amounted to $685,810 and in a desire to settle, agrees to $500,000 as a settlement amount. Payments to be made as follows:


                      $ 50,000 due June 14, 1996
                        50,000 due June 28, 1996
                       400,000 represented by a note calling for
                                monthly installments commencing November
                                1996 (except $40,000 per month in
                                January, February and March 1997), or
                                payment in full upon closing of the
                                financing of any compost facility.  The
                                note is secured by a security interest
                                in the assets of the Company and its
                                subsidiaries.


        Ehmann, Van Denbergh & Trainor, P.C. also agreed to give the Company an option to purchase back 500,000 shares of its common stock at $4.00 per share until October 31, 1997 in installments of 50,000 shares. In the event of default the note shall bear interest at 4% over prime from date of default.


    3)  Registration Statement:

        On June 7, 1996 the Company became effective as to it's S-1 Registration
         Statement which registered 1,353,100 shares of the Company's common stock solely for selling shareholders.


    4)  Consulting Agreement John B. Fetter:

        On June 10, 1996 the Company and John B. Fetter, a shareholder in the

         Company, entered into a consulting agreement regarding Chicago Recycling and Composting Company, Inc., to provide services in developing lowest cost electric power contracts with power providers. The consultant will provide, for a term of 5 years, advice concerning the types of electric equipment best suited to operate the Company's composting facilities and negotiate the lowest cost electrical power contracts. The consultant will receive $5,000 per month commencing June 10, 1996 which shall accrue and be deferred until payable from operating revenues of the Chicago Composting and Recycling Company, Inc. facility. At this time consultant shall also be reimbursed for accrued expenses incurred.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.  Agreements (continued):

    5) On September 15, 1996 the Company entered into an agreement with John B. Fetter as owner of 2,528,612 shares of the Company's common stock agreed for a period of 12 months not to sell 2,300,000 shares of his stock and for an additional 12 months will not sell 2,000,000 shares of his stock.

    6) On October 1, 1996 the Company and individual shareholders agreed to a modified Lock-Up Agreement for shares that they owned for 6 months (October 1, 1996 to March 31, 1997) not to sell their shares. The shareholders and shares are as follows:


                       Shareholder                   Shares
                       -----------                   ------

               William C. Hurtt, Trustee   (A)      100,000
               William Callari             (B)       80,000



       A) William C. Hurtt, Trustee will lock-up 37,500 unregistered shares with a mutually agreed extension for 3 months for 12,500 unregistered shares. Additional extensions may be available; during the extension term the shareholder agrees to not sell more than 7 1/2% of the registered shares. As consideration for the Lock-Up Agreement the Company will issue 26,000 unregistered shares of common stock.


       B) William Callari will lock-up 30,000 unregistered shares with a mutually agreed extension for 3 months for 10,000 unregistered shares. Additional extensions may be available; during the extension term the shareholder agrees to not sell more than 7 1/2% of the registered shares. As consideration for this Lock-Up Agreement the Company will issue 20,800 unregistered shares of common stock.



    7) On October 9, 1996 the Company and Bruce Boltuch entered into an agreement for a convertible 10% note for $50,000 payable on April 9, 1997. The note, at the option of the holder, is convertible 30 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





7. Agreements (continued):

    8) On October 9, 1996 the Company entered into a Lock-Up of Insiders Shares Agreement for a period of 16 months from the date of October 9, 1996. The following is a list of shareholders and their respective shares as per this agreement.

                 Shareholder                           Shares
                 -----------                           ------

                 Andrea Wortmann                      150,000
                 Robert E. Wortmann                   150,000
                 Victor D. Wortmann                   812,500
                 Roger E. Tuttle                    2,433,509
                 Robert E. Wortmann                   802,500
                 Victor D. Wortmann, Jr.              200,000
                 Elizabeth Tuttle                     100,000
                 Erika Wortmann                       150,000
                 Kristie Tuttle                       100,000
                 Select Acquisitions                1,308,640
                 Susan Ann Curian                     200,000
                 William Tuttle                       100,000
                 Mary Wortmann                         40,000
                                                    ---------
                                                    6,547,149
                                                    ---------
                                                    ---------


    9) On October 15, 1996 the Company and Brokerage Services Management, Inc. entered into an agreement for a convertible 10% note for $53,000 with a maturity of December 15, 1996, interest and principal payable on maturity. The note, at the option of the holder, is convertible 6 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share.


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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






7.  Agreements (continued):


    2) Conditional Agreement of Sale:

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

    3) Real Estate Lease:

       On March 20, 1996 Chicago Recycling and Composting Company, Inc. and
        Hub Cap City entered into a lease agreement for the premises located at 13831 Ashland Avenue, Riverdale, Illinois 60627. The lease is for a term of 36 months beginning on the date Chicago Recycling and Composting Company, Inc. purchases the property. The lease will automatically renew for a period of three years unless terminated. The lease payment is $500 per month for a total of $6,000 annually, any renewals are on the same terms.

    4) Easement Agreement:

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

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





7. Agreements (continued):

   D)  Monmouth Recycling and Composting Company, Inc.

   1)  Option Purchase Agreement:

       On March 1, 1995 Compost America Company of New Jersey, Ltd. (CANJ) and Brownfield Environmental, Inc. entered into an agreement to purchase a tract of land, together with improvements in Freehold Township in the County of Monmouth, described as Lot 37 in Block 92 which is an area of 15 acres. The purchase price will be $600,000 with an estimated closing date of February 14, 1996. CANJ has the exclusive option to extend the closing for an additional 12 months by paying $2,500 per month during the extension period. As of April 30, 1996 the contract was extended for the initial 12 months to February 14, 1997. CANJ has an additional exclusive right to extend the closing for a second extension of 18 months by payment of a $15,000 fee plus a non-refundable option payment per month of $3,500.

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


                   $ 37,500       On execution of agreement
                     12,500       On execution of agreement
                    425,000       On closing
                    125,000       On closing into an escrow account for the
                   --------       payment of liabilities presently unknown
                   $600,000
                   --------
                   --------

       In addition, at closing, the Company will deposit $150,000 into an escrow account for payment of accounts payable liabilities. After nine months any funds remaining will be split 75% for the Company and 25% for the seller.

       The seller is entitled to receive up to 4,000 cubic yards of screened non-sludge compost per year, without charge, for the years 1996 through 1999. The major assets acquired are the NJDEP and the federal, state and local permits and the lease agreement between the seller and Freehold Township, New Jersey.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






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

           b) Compost America Holding Company, Inc. paid a refundable payment should closing not take place of $12,500.

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

           g) The seller is entitled to receive 4,000 cubic yards of screened non-sludge compost per year at no charge from 1996 through 1999.

           h) The Company will also pay up to $30,000 per month for monthly operating expenses.

           i) The Company will pay the cost of additional stone freight and bulldozer equipment up to $19,250.

           j) The firm and final closing date is June 30, 1996. The Company put up 100,000 shares to guarantee closing in the name of Robert F. Young, Jr. These shares are to be returned upon closing or forfeited if closing does not occur. As of September 6, 1996, the Company has not issued the 100,000 shares and has not closed on the purchase of American Soil, Inc. The contract is still pending and has been extended.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




7.  Agreements (continued):

    D) Monmouth Recycling and Composting Company, Inc. (continued):

    2) Stock Purchase Agreement (continued):

       On October 2, 1996 a second amendment to the Stock Purchase Agreement was signed between Compost America Holding Company, Inc., Robert F. Young, Jr. and American Soil, Inc. The amendment extended the closing date to October 2, 1996. The closing occurred October 2, 1996. In addition, the following amendments were agreed to:


           A) Under the first amendment Robert F. Young, Jr. was to be issued 100,000 shares of unregistered common stock, these shares were never issued. As a result, no sooner than January 5, 1997 and no later than January 8, 1997 Robert F. Young, Jr. shall be issued 150,000 shares of registered stock. To secure the Company's obligation to issue the stock, Roger E. Tuttle has agreed to deliver to escrow agent 150,000 shares of the Company which he owns. These shares are valued at $2.65 or a total amount of $397,500.

           B) At closing the Company will place $132,500 cash or 50,000 shares of unregistered common stock of the Company owned by Roger and Elizabeth Tuttle into an escrow account to be held by the escrow agent for 9 months for the payment of any unknown liabilities more than 90 days prior to the closing date that are more than $5,000 and any environmental clean-up that may be required by law. This provision is in lieu of the $150,000 in the second amendment.

           C) At closing the Company paid Isdaner & Company $20,000 and Richards & O'Neil LLP $21,456.95.

           D) At the closing the Company paid $325,000 as amended for the first amendment of $310,000.

           E) At closing the Company assumed all assets and liabilities of American Soil, Inc.

           F) The combined investment and advances to American Soil, Inc. was $1,168,207 which was allocated as follows:

           Net assets of American Soil, Inc.               $ 158,387
           Value of lease with the Town of
             Freehold which expires April 27, 2004
             (see Note 12F)                                1,009,820
                                                          ----------
                                                          $1,168,207
                                                          ----------
                                                          ----------

       Financial statements of American Soil, Inc. have not been provided since the acquisition does not meet with the test for a significant subsidiary as required under Reg Section 210-02 (W). The combined investment in and advances at the proposed acquisition date amounted to $1,168,207 which does not exceed 10% of consolidated assets at October 31, 1996.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






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

    E) Newark Recycling and Composting Company, Inc. (continued):

    1) Option and Purchase Agreement:

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

       On October 20, 1995, an Amendment to Option and Purchase Agreement was signed whereby "Praxair" was substituted for the seller, Linde Gases of the Mid-Atlantic, Inc. and Newark Recycling and Composting Company, Inc. exercised the option and posted as security for the closing a security bond. The purchase price was amended to $3,285,866 less the $150,000 in option payments. At closing a deposit of $1,035,866 was to be paid together with a promissory note and purchase money mortgage of $2,100,000 at 8% per annum, payable monthly, with a maturity on August 31, 1996 which has been extended to December 16, 1996. The property was closed on December 15, 1995.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







7.  Agreements (continued):

    E) Newark Recycling and Composting Company, Inc. (continued):

    1) Option and Purchase Agreement (continued):

       To accommodate the down payment VRH Construction Corp. loaned Newark
        Recycling and Composting Company, Inc. $1,043,866 on a term loan basis on demand. The loan was due on January 15, 1996 with interest at 10% per annum. The loan has been extended to January 2, 1997. Compost America Holding Company, Inc. has pledged as collateral to VRH Construction Corp. all its right, title and interest in and to all shares of Newark Recycling and Composting Company, Inc.'s capital stock that Compost America Holding Company, Inc. owns.

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

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





7.  Agreements (continued):

    F) Miami Recycling and Composting Company, Inc. (continued):

    1) Letter Agreement with Bedminster Bioconversion Corporation (continued):

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

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




7.  Agreements (continued):

    F) Miami Recycling and Composting Company, Inc. (continued):

    2) Stock Purchase Agreement (continued):

       As of March 1, 1996 the condensed balance sheet of Bedminster Seacor
        Services Miami Corporation was as follows:

                                        ASSETS

       Current assets:
         Due to Miami Recycling and Composting
           Company, Inc.                                              $ 17,927
                                                                      --------
             Total current assets                                       17,927
       Construction in progress - compost projects                     482,073
                                                                      --------

             Total assets                                             $500,000
                                                                      --------
                                                                      --------

                         LIABILITIES AND SHAREHOLDERS EQUITY

       Shareholders equity:
         Common stock                                                 $736,036
         Deficit                                                     ( 236,036)
                                                                      --------
                                                                      $500,000
                                                                      --------
                                                                      --------

    3) Land Purchase Contract:

       On March 29, 1996 Bedminster Seacor Services Miami Corporation, a wholly owned subsidiary of Miami Recycling and Composting Company, Inc., purchased a parcel of land in the Northwest quarter of Section 30, Township South, Range 40 East, Dade County Florida for $4,095,838 plus closing costs from Rinker Materials Corporation. Rinker Materials Corporation gave a mortgage of $3,730,870.75 at 7% per annum commencing May 1,1996 and continuing for the next 22 months. All interest and principal is due on April 1, 1998. As of March 29, 1996 all contracts have been assigned to Miami Recycling and Composting Company, Inc.

    4) On October 29, 1993 Bedminster Seacor Services Miami Corporation entered a Solid Waste Agreement with the City of Miami, Florida to provide an efficient and environmentally acceptable method of solid waste disposal. The agreement calls for Bedminster Seacor Services Miami Corporation to construct, operate and maintain a facility on a designated site which has the capacity to process at least 204,000 tons of acceptable waste. During start-up and prior to the commencement date of the operation, the city shall pay a service fee of $63.50 per ton for waste delivered to and accepted by the facility. Upon commencing of operations Bedminster Seacor Services Miami Corporation shall receive the unit billing rate for the first five years of $63.50 per ton and thereafter at a rate based on an escalation factor.

    5) On October 20, 1994 the agreement with the City of Miami was amended such that the capacity has been reduced from 204,000 to 183,000.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  Agreements (continued):

    F) Miami Recycling and Composting Company, Inc. (continued):

    6) On November 13, 1995 Bedminster Seacor Services Miami Corporation restated the Compost Recycling Agreement between the City of Miami, Florida and Bedminster Seacor Services Miami Corporation. The restated agreement set forth for Bedminster Seacor Services Miami Corporation to design, construct, operate and maintain the facility on the site and to pay the cost of construction. The facility shall have the capacity to process at least 150,000 tons of acceptable waste. During start-up and prior to the commencement of operations, the city shall pay Bedminster Seacor Services Miami Corporation a service fee of $52.00 per ton for acceptable waste delivered to the facility. On the commencement date of operations, the city will pay Bedminster Seacor Services Miami Corporation a service fee for the processing capacity equal to the unit billing rate multiplied by the greater of
        (1) the number of tons of waste accepted at the facility and disposed at Bedminster Seacor Services Miami Corporation's cost pursuant to the terms or (2) 1/12th of the guaranteed annual tonnage minus the bypass waste rejected at the facility. The unit billing rate is equal to $52.00 per ton and escalated yearly in accordance with an escalation factor.

       In September 1996, in a first amendment to the restated Compost Recycling
        Agreement, the amendment effective date was changed to November 13, 1996 and the initial payment by Bedminster Seacor Services Miami Corporation to the City of Miami to secure the performance of the Company's obligations under the restated agreement shall be one million three hundred and fifty thousand dollars ($1,350,000) payable $100,000 in September 1996 and the balance of $1,250,000 dollars, plus interest at 10% per annum, payable at the earlier of the financial closing of the funding for the Miami Compost Project or September 1, 1997. If payments are not received the City of Miami shall have the right to terminate this agreement.

       On November 21, 1996, Miami Recycling and Composting Company, Inc. paid
        $1,000,000 to the City of Miami. This fulfills the 30 year "put or pay" contract requirement between the Company and the City of Miami.

    7) All the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. and its parent company Compost America Holding Company, Inc. on March 1, 1996.

8. Consulting Contracts:

   A)  Engineering and Technology Agreement:

       On September 15, 1994, an "Engineering and Technology Agreement" for the
        Newark Recycling and Composting Company, Inc., a subsidiary of Compost America Company of New Jersey, Ltd. and D.J. Egarian & Associates, Inc., was signed, for the right to use the licensed

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.  Consulting Contracts (continued):

    A) Engineering and Technology Agreement (continued):

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

    B) Consulting Agreement between Compost America Company of New Jersey, Ltd. and Michael J. Marchese dated March 1, 1995:

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

    3) $5,000 month after closing.

    4) To a maximum of $100,000


    At October 31, 1996 total advanced payments amounted to $82,000.

    On October 2, 1996 the Company entered into a new agreement with Michael J.
     Marchese, which revised the agreement dated March 1, 1995, to assist the Company in obtaining certain agreements with Freehold Township and Monmouth County for approval of the Company's Monmouth

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.  Consulting Contracts (continued):

    B) Consulting Agreement between Compost America Company of New Jersey, Ltd. and Michael J. Marchese dated March 1, 1995 (continued):

       County in-vessel composting project. The term of the agreement is for 12 months beginning October 2, 1996 and ending October 2, 1997. The consultant will assist the Company in:


       a) Obtainment of a minimum 20 year lease from Freehold Township for a 350-500 ton per day invessel composting facility on the American Soil, Inc. property.

       b) Secure all required local approvals to develop the "Brownfield" property.

       c) Obtain approval of the Monmouth County Board of Chosen Freeholders for an in-vessel composting facility on the American Soil, Inc. property.


       The agreed compensation for this service shall be $7,500 per month payable for the term of the agreement by the issuance of 18,000 shares of the Company's common stock. In addition consultant shall be paid any remaining fees unpaid from the March 1, 1995 agreement.

       As a bonus incentive to the consultant


    C) Consulting Agreement with Robert Tardy d/b/a Tardy and Associates:

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.  Consulting Contracts (continued):

    D) Underwriter Counsel Agreement, Wolf, Block, Schorr, Solis-Cohen:

       On April 1, 1996 the Board of Directors of the Company approved the utilization of Wolf, Block, Schorr, Solis-Cohen underwriter is counsel for the Company's proposed project financing anticipated in New Jersey and its first five project financing in other states. Wolf, Block, Schorr, Solis-Cohen will be compensated $160,000 for the Newark, New Jersey closing which included its Newark and Monmouth Projects. In addition, they shall receive as compensation $110,000 for each of the next five non-New Jersey projects.

    E) Ronald K. Bryce Consulting Agreement:

       On July 1, 1996 the Company entered into a consulting agreement with Ronald K. Bryce to provide consulting and advice in the development of the Company's composting facilities. The Consultant shall receive $4,000 per month from July 1996 to December 1996 and $6,500 per month from January 1997 to June 30, 1997. Additionally, the Company shall issue 75,000 common shares of the Company to be registered before September 1, 1996. Expenses are to be reimbursed not to exceed $1,850 per month without prior approval of the Company.

    F) Peter Coker Consulting Agreement:

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

    G) Pasquale Dileo Consulting Agreement:

       On April 30, 1996 the Company executed a consulting agreement with Pasquale Dileo, a shareholder in the Company, to provide expertise in shareholder broker-dealer relations for public companies. The agreements for a term of three years with compensation at $5,000 per month plus a one-time fee of $25,000 and 100,000 shares of the Company;s restricted common stock. The consultant shall also be reimbursed for out-of-pocket expenses. In consideration for consulting services in excess of basic services (200 hours per month) the Company grants the consultant the option to purchase 200,000 shares of the Company's common stock at a price of $2.50 per share for five years.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






8.  Consulting Contracts (continued):

    H) Mark Gasarch Consulting Agreement:

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

    I) Consulting Services:

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

    J) Consulting Service:

       On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into an agreement with Dade County Bioconversion Corporation, which superseded the December 28, 1994 agreement with South Florida Bioconversion Corporation, to provide consulting services in the construction and operation of the Miami Composting facility. Dade County Bioconversion Corporation has selected Mr. Orlando Garcia, Jr. as its representative. Mr. Garcia is to receive 8,000 shares of Compost America Holding Company, Inc.'s common stock upon the awarding of the contract and commencement of construction of the Miami Composting facility certain individuals will be paid a success fee equal to 1% of the capital costs of the Miami Composting facility subject to a minimum of $400,000 payable $100,000 at financial closing and $100,000 at the end of the next three twelve month periods. In addition, unrestricted common stock of Compost America Holding Company, Inc. of 25,000 shares will be issued to the same individuals upon financial closing of the Miami Composting facility. Upon commercial operation of the Miami Composting facility Dade

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




8.  Consulting Contracts (continued):

    J) Consulting Service (continued):

        County Bioconversion Corporation will be paid a consulting fee based upon the amount of the solid waste processed at the compost plant and paid by the City of Miami in the amount of a tipping fee of $1.30 per ton of solid waste processed at the compost plant.

    K) Consulting Services:

       On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into a consulting agreement with Antonio Zamura, Ereleo Pena and Pedro Roig to provide consulting services to Miami Recycling and Composting Company, Inc. for the period beginning with May 31, 1996 and terminating on the commencement of commercial operations. The consultants will consult with and advise the Company concerning governmental relations, lobbying and public relations with various sectors of the community . The consultant shall assist in the financial closing and the commencement of commercial operations. Compensation for the consultants will be $3,500 per month commencing on January 1, 1997 through the month of commencement of commercial operations. Thereafter the consultants shall receive 1,752 unregistered shares of the common stock of Compost America Holding Company, Inc. on the last day of each month.

    L) Consulting Services:

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


    M) On July 24, 1996 the Company entered into a consulting agreement with Edward Rodriguez to provide financial consulting services. The consultant will assist the Company in developing, studying and evaluating financial, merger and acquisition proposals and assist in negotiations. As compensation the consultant, for a term of two years, will receive $200,000 in the form of stock of the Company.

        The consultant will receive 100,000 shares of the Company's common stock to be registered under an S-8 filing and 500,000 stock options exercisable immediately as follows:

               150,000   @    $4.00     Expiration December 31, 2001

               150,000   @     5.00     Expiration December 31, 2001

               200,000   @     6.00     Expiration December 31, 2001

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





8.  Consulting Contracts (continued):

    M) (continued):

       After the exercise of the options the consultant must complete certain mailing of investor packages before stock can be registered under Form S-8 filing. Registration of the stock will be in stages from immediately upon completion of mailing of 100,000 packages to investors, 3 months after completion and 6 months after completion.

    N) On October 2, 1996 the Company and Robert F. Young, Jr. entered into a consulting agreement. Robert F. Young, Jr. was the original owner and developer of American Soil, Inc. which on October 2, 1996 was acquired by the Company. The consultant is to assist the Company in the transition of management control of American Soil, Inc. with the Company and to provide the following objectives:


       1) Obtain a minimum of a 20 year lease from the Freehold Township for a 350-500 ton per day invessel composting facility.

       2) Secure all acquired local approvals to develop the "Brownfield" property, directly adjacent to the American Soil, Inc. site, for compost storage and blending operations.

       3) Obtain approval from the Monmouth County Board of Chosen Freeholders of an amendment to the Monmouth County district solid waste management plan to authorize a 350-500 ton per day in-vessel composting facility for source separated organic material on the American Soil, Inc. property.


       For services rendered the consultant shall receive $5,000 per month for a term of 3 months through January 2, 1997. If objective (1) is achieved within 2 months after the end of the term the consultant shall receive a bonus of $15,000 and 10,000 shares of registered common stock of the Company. If objective (2) and/or (3) are achieved within 2 months after the end of the term of the agreement, the consultant shall receive $15,000 and 10,000 shares of restricted common stock of the Company for each objective achieved.

       The Company will also provide health coverage for a six month period from October 2, 1996 to April 2, 1997.

       After the term of this agreement the consultant can be engaged at the rate of $1.00 per hour either in cash or common stock of the Company by mutual agreement.

       The consultant shall receive reimbursement for expenses not to exceed
        $1,500 per month. In addition the consultant has requested the Company to pay $15,000 per year for three years to Cornell College of Art, Architecture and Planning for research.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






8.  Consulting Contracts (continued):

    N) (continued):

       If objective (1) is achieved within 4 months after the beginning of the term, the consultant shall receive a bonus payment of $15,000 in cash and 8,333 shares of common stock of the Company. Additionally if objective (2) and or (3) are achieved within 4 months after the beginning of the term of this agreement $15,000 in cash and 8,333 shares of common stock of the Company will be paid for each completed objective.

    O) On May 30, 1996 the Company signed a retained agreement with Mehr
        & LaFrance, Attorneys at Law, to provide legal service related to the obtaining of rights for compost operations, as well as development rights on the Freehold Township property, which American Soil, Inc. presently leases, within Monmouth County Soil Waste Management Plan and required permitting procedures of the New Jersey Department of Environmental Protection. Compensation shall be based on the standard hourly billing rates of the firm from $170 per hour to $200 per hour.


9.  Development stage company:

    The Company's operations have been centered around its organizing, evaluating and developing the business of converting organic waste into compost and other soil products and the start-up financing of its operations, including the construction of the waste management and compost facility in Newark, New Jersey and other compost facilities throughout the country. From December 17, 1993 through the period ending October 31, 1996 the Company has secured required financing through various private placement offerings and through related companies, Compost Management, Inc., Select Acquisitions, Inc. and VRH Construction Corp. The Company has acquired losses in connection with its operations during this same period of $5,790,119.

    Projects in development:

    Gloucester City - National Source Separated Organic Waste Demonstration
    -----------------------------------------------------------------------
    Project:
    -------

    The Company, with a number of sponsors/partners, is developing an 18-month pilot program to demonstrate the process of separating organic waste at its source and transforming organic materials into compost at a compost

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Development stage company (continued):

    Gloucester City - National Source Separated Organic Waste Demonstration
    -----------------------------------------------------------------------
    Project (continued):
    -------

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

    The total project cost at October 31, 1996 amounted to $267,423. The estimated scheduled start for the demonstration project was the first quarter of 1996. This date has been extended.

    Newark Project:
    --------------

    On January 2, 1996 the New Jersey Economic Development Authority informed the Company the State Treasurer has allocated to the New Jersey Economic Development Authority $130 million in 1996 volume cap allocation on behalf of the Company's composting projects for Newark, Gloucester and Monmouth. The allocation will expire on March 29, 1996 in the event bonds are not issued but has been extended to September 30, 1996 and further extended to November 30, 1996.

    On June 17, 1996 the New Jersey Economic Development Authority reduced the volume cap allocation for Newark Recycling and Composting Company, Inc. from $130 million to $85 million and extended the effective date to September 30, 1996 and which was further extended to November 30, 1996.

    As of October 31, 1996 total project cost for the Newark Project amounted to $3,786,009. In addition the property for the Newark Project has been acquired at a cost of $3,327,866.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




9.  Development stage company (continued):

    Miami Project:
    -------------

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

    As of October 31, 1996 Miami Recycling and Composting Company, Inc. has acquired a land site at a cost of $4,116,246 and construction in progress costs of $593,527.


10. Private Placements and Private Offerings:

    On February 15, 1995, later revised on August 15, 1995, Compost America
     Holding Company, Inc. offered for sale, in a private offering, restricted shares of common stock to private individuals, no par value, at an offering price of $2.50 per share and $3.00 per share. From February 15, 1995 to October 31, 1996 950,264 shares have been sold for a total of
     $2,319,592.   The offering has no expiration date.


11. Investment in American BIO-AG Corporation:

    The Company and two other entities formed a joint venture. The purpose of the joint venture is to develop, own or lease, operate and farm biosolids beneficial use land application sites. The joint venture registered to do business in Arizona on June 27, 1995. In addition, Professional Service Group desires to support the joint venture company in its efforts to secure, develop and permit beneficial use land application sites throughout the United States beginning first in the South West where 365 day application prevail such as Texas, Arizona, New Mexico and California. The initial land application sites to be developed by the joint venture corporation are Arizona, Texas and New Jersey. Compost America Holding Company, Inc. will arrange for a bridge loan in the amount of $750,000 which will be repaid upon long-term financing. The

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




11. Investment in American BIO-AG Corporation (continued):

     loan is anticipated to be funded by April 1, 1995 and repaid by June 30, 1995. As of June 28, 1996 the bridge loan was not arranged. Compost America Holding Company, Inc. has arranged for short-term funds from February 15, 1995 to June 28, 1996. Compost America Holding Company, Inc. will also receive a development fee of $125,000 on positive distributable cash flow. The joint venture corporation will sign a 15 year management contract with Mr. Bryce, President of R.C. Land Company, Inc. for $150,000 salary per year to manage the joint venture beginning February 15, 1995 plus standard benefits in addition, upon the Company's generation of positive cash flow. In April of 1996 the Company issued 83,333 shares of its common stock as compensation for unpaid management fees and expenses to Mr. Ronald Bryce. The Company has valued these shares at a fair value of $2.50 per share or $208,332. This amount has been capitalized as part of the cost of the investment in American BIO-AG Corporation by the Company. A monthly director fee of $4,000 per month will be paid to each of the directors after revenues commence. The Board of Directors shall be Ronald R. Bryce, President, Robert Jones III, Vice President and Roger E. Tuttle, Secretary. Roger Tuttle is also an officer, director and shareholder of Compost America Holding Company, Inc.

    The Company accounts for its investment in the joint venture on the equity method through the period ended June 30, 1996.

    On June 28, 1996 the Company, through its majority owned subsidiary, Newark
     Recycling and Composting Company, Inc., purchased all of the land application business assets of R.C. Land Company and all the ownership interests of Compost America Holding Company, Inc., Twin River Equities and R.C. Land Company, Inc.'s in American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. became the 100% owner of the entity American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. is owned 75% by Compost America Holding Company, Inc. and 25% owned by Potomac Technologies. For the period October 1, 1996 to October 31, 1996 American BIO-AG Corporation has been included in the consolidated financial statements of the Company.


12. Minority interest in consolidated subsidiary:

    Newark Recycling and Composting Company, Inc. was incorporated in the State of Delaware on May 10, 1994 with Compost America Company of New Jersey, Ltd. 75% and Potomac Technologies 25%. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. The Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. at October 31, 1996. The Company reflects minority interest as another liability in the balance sheet and as a reduction of net income or net loss in the income statements (see Note 7 (J)).

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




13. Contingencies and Commitments:

    A) The Company conducts operations from a facility located in Doylestown, PA under a one year operating lease. The lease commenced on December 1, 1994 and expires on November 30, 1995. The facility is office use only. The annual rental is $18,300 payable monthly at $1,525 per month. The Company has made a $1,525 security deposit. The Company is responsible for any or all repairs up to $100. The Company must pay additional rent real estate taxes and all increases in fire insurance. All utilities and janitorial services are included in the rent. The Company shall have the right to review this lease for one additional year at the base rate plus the consumer price index for the previous 12 months.

    B) The Company leased office facilities under an operating lease in Doylestown, PA. The lease was assumed by Compost America Company of New Jersey, Ltd. on December 17, 1993 for 6,122 sq. ft. of office space. The lease expired on June 14, 1994 but was continued on a month to month basis until December 1, 1994. The total rental, including a percentage of maintenance, real estate taxes and insurance, amounted to $59,049 for the period May 1, 1994 to December 1, 1994.

    C) On May 1, 1996 the Company entered into a lease agreement for office facilities located at 320 Grand Avenue, Englewood, New Jersey 07631 for a term of five years. The Company will pay a rental of $4,000 per month plus electricity and real estate taxes over the base year.

                      The minimum annual rentals are as follows:

                  April 30, 1997             $48,000
                  April 30, 1998              48,000
                  April 30, 1999              48,000
                  April 30, 2000              48,000


    D) The Company leases an automobile under a operating lease. The lease is payable at $474.55 per month for 48 months. The lease commenced on May 25, 1993. The minimum annual lease payments during the next year amount to $5,695.

    E) As part of the "Asset Purchase Replacement Agreement" dated March 1, 1995, the Company is contingently obligated to pay an additional $407,500 toward the acquisition of 50% interest in the Monmouth Recycling and Composting Company from Bio Services, Inc. The obligation to pay this amount is based on the "Option Purchase Agreement" with Brownfield Environmental, Inc. to purchase the Township of Freehold property and upon receipt by Compost America Company of New Jersey, Ltd. of local approval from the Township of Freehold and County approval from Monmouth County and the N.J. Department of Environmental Protection for "Inclusion of the project in the Monmouth County

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




13. Contingencies and Commitments (continued):

    E) (continued):

        Solid Waste Management Plan", which will allow Compost America Company of New Jersey, Ltd. to build the indoor composting facility. Further contingencies require that any remaining governmental, environmental and building permits related to the construction of the "indoor composting facility" be obtained in addition to the closing on the property and the project.

       As of October 31, 1996 the Company has advanced $25,000 towards this balance as an indication of good faith with Bio-Services, Inc.

    F) On October 2, 1996 the Company was assigned a lease commitment with the Township of Freehold, New Jersey for two parcels of land located in the Township of Freehold, County of Monmouth, State of New Jersey. One parcel 10.462 acres and the second parcel 8.296 acres. The lease is for 5 years with a 5 year option. The cost of the lease is 5% of the audited profits net of either state or federal income taxes conducted on the above described premises or a minimum of $4,000 per year, payable quarterly. The property shall be used for receiving, processing and composting organic materials, and wholesale and retail sale of finished horticultural products. Organic materials shall include yard wastes, processing wastes, paper products and wood chips. The Company must maintain $2,000,000 of insurance on the premises.


14. Capital stock:

    A) On May 17, 1996 the Company entered into a settlement agreement with Select Acquisitions, Inc., Pasquale Dileo, an officer and shareholders of Select Acquisitions, Inc. and a consultant and shareholder of the Company, and Michael Papa, the former owner and major shareholder of Select Acquisitions, Inc. as a result of various disputes agreed to resolve any and all disputes by certain terms and conditions. As a result of services provided, Select Acquisitions, Inc. and Pasquale Dileo received stock in the Company. In settlement with the disagreements of the shareholders of Select Acquisitions, Inc., the Company issued 80,000 shares of its common stock to the original shareholders, 100,000 shares to Michael Papa and 20,000 shares to Gordon N. Gemma, Esq. for outstanding legal fees. In addition, Michael Papa is to receive from the Company $60,000 for costs, expenses and other payments as a representative of Select Acquisitions, Inc. and the Company.

    B) On July 24, 1996 the Company entered into a consultant agreement with Edward Rodriguez for a term of 2 years. The consultant is to receive $200,00 by the issuance of 100,000 shares of the Company's common stock and an option to purchase 500,000 shares of the Company's common stock immediately exercisable expiring December 31, 2001.

    C) On June 28, 1996 the Company entered into an agreement to acquire all of the land application business and assets of R.C. Land Company, Inc. and its 33 1/3% interest in American BIO-AG Corporation by the issuance of 305,000 shares of common stock and other payments.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






14. Capital stock (continued):

    D) In June and July 1996 the Company issued 583 shares of its common stock each month as part of a consulting agreement dated May 31, 1996 with J.G.R. Associates.

    E) On July 1, 1996 the Company issued 75,000 shares of its common stock valued at $2.50 per share to Ronald Bryce for consulting services as part of the asset purchase agreement with R.C. Land Company, Inc.

    F) The Company issued 6,056 shares to Robert Tardy and 72 shares to Robert C. Myers in exchange for overtime compensations per their consulting agreements. The agreed upon value of the shares if $5 per share.

    G) On September 9, 1996 the Company issued 52,540 shares of its common stock values at $3.00 per share to Select Acquisitions, Inc. for consulting and contract expenses paid on behalf of Compost America Holding Co.

    H) On October 11, 1996 the Company issued 51,000 shares at $2.09 per share to Ronald Bryce for payment of accounts payable of American BIO-Ag Corporation in the amount of $106,761.

    I) On October 11, 1996 the Company issued 55,500 shares of stock regarding the Newark Project to various individuals. The agreed upon value of the stock was $2.50 per share.

    J) On October 11, 1996 the Company issued 165,000 shares to attorneys. The agreed upon value was $2.50 per share.

    K) On October 11, 1996 the Company issued 110,000 shares to consultants. The agreed upon value was $2.50 per share.

    L) On October 11, 1996 the Company issued 83,500 shares to various engineers, etc. The agreed upon value was $2.50 per share.

    M) On October 23, 1996 the Company issued 3,000 shares of stock to the law firm of Atkinson Debartolo & Kalapos regarding an agreement which was terminated.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






15. Common Stock Purchase Warrants and Options:

    On April 23, 1996 the Company's Board of Directors approved the granting of stock options for the continued financial support of the Company to:


              Robert E. Wortmann       300,000 options
              Victor D. Wortmann       300,000 options


    The options are exercisable immediately at $2.00 per share with an expiration date of April 23, 2001. Robert and Victor Wortmann are both principals of VRH Construction Corporation and shareholders as well as officers and directors of the Company. The Company will not recognize compensation expense at April 30, 1996 because the fair market value of the stock is $2.00 per share which is the same as the option price.

    As part of the employment agreements, the following options were granted:


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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





15. Common Stock Purchase Warrants and Options (continued):

    Summary of Warrants and Options Outstanding:
                                                        Exercise
                                       10/31/96           Price      Expiration
                                       --------         --------     ----------
    Warrants:
    --------

    Bedminster Bioconversion Corp       300,000       $     6.00       03/01/01
                                        300,000              .83       04/18/97
                                         60,460             3.00       06/01/99

    David Egarian                       150,000        1.00/1.17    01/31/96-97

    Robert W. Jones III                  75,000        1.00/1.17    01/31/96-97

    B. Michael Pisani                    45,200              .92       06/01/99

    Robert D. Long                        5,800              .92       06/01/99
                                      ---------
                                        936,460
                                      ---------
                                      ---------

    Options:

    Robert E. Wortmann                  300,000             2.00       04/23/01

    Victor D. Wortmann                  300,000             2.00       04/23/01

    Roger Tuttle                      1,000,000             2.50       11/14/00

    Peter Coker                         100,000             2.00
                                         50,000             5.00
                                         50,000             9.00       06/30/01

    Pasquale DiLeo                      200,000             2.50       04/30/01

    Mark Gasarch, Esq.                  200,000             2.50       05/20/01

    Edward Rodriguez                    150,000             4.00
                                        150,000             5.00
                                        200,000             6.00       12/31/01
                                      ---------
                                      2,700,000
                                      ---------
                                      ---------


    The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 "Accounting for Stock Based Compensation" effective for fiscal year beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS-123. The Company has not recognized compensation on the granting of options or warrants to employees and consultants since the fair value of warrants or options is the same as or less than the exercise price.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



16. Related Party Transactions:

    The Company has various transactions with related stockholders and affiliates of the Company.

    The shareholders of VRH Construction Corp. are also shareholders in Compost
     America Holding Company, Inc. as well as VRH Construction Corp. VRH Construction Corp. as of April 30, 1996 has advanced $640,072 to the Company. The amount due to VRH Construction Corp. is included in a note payable as of April 30, 1995 due January 15, 1995 with interest at 10%.
     As of July 31, 1996, the note for $640,072 has been extended from the original due date to October 15, 1996. In addition, VRH Construction Corp. has advanced additional funds amounting to $3,399,283 at October 31, 1996, of which $1,543,866 is in two notes payable at 10% due October 15, 1996 and $1,855,417 is interest bearing at 10% per annum and payable on demand. The total loans and notes outstanding at October 31, 1996 amounted to $4,039,355. All advances are anticipated to be paid back upon completion of the Economic Development Bond Funding.

    The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc. through Select Acquisitions, Inc., a shareholder in Compost America Company of New Jersey, Ltd. Select Acquisitions Inc. has advanced $38,060 at October 31, 1996. Bedminster Bioconversion, Inc., an unrelated corporation, received stock purchase warrants as indicated in the notes to consolidated financial statements. There are numerous agreements and intercompany transactions between Compost America Holding Company, Inc. and its subsidiary, Compost America Company of New Jersey, Ltd. and with its related subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc. and Monmouth Recycling and Composting Co., Inc. Chicago Recycling and Composting Company, Inc. and American BIO-AG Corporation. At October 31, 1996 and October 31, 1995 all intercompany transactions have been eliminated except for amounts due from R.C. Land Company, Inc., a former partner in the Joint Venture of American BIO-AG Corporation.


17. Employment Contracts:

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

    1) Reimbursement of all business related expenses

    2) An automobile allowance of $500 per month

    3) A one-time signing bonus of $500,000 upon achieving sales of $5,000,000 in any quarter

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



17. Employment Contracts (continued):

    4) Medical and health insurance

    5) Employer grants employee a 1,000,000 shares option to purchase 1,000,000 shares of common stock at $2.50 per share for five years

    As of October 31, 1996 unpaid accrued wages amounted to $351,000 for all contract employees.


18. Long-term debt:

                                    Rate          1996      1995       Maturity
                                    ----          ----      ----       --------

    First Fidelity Bank      (A)      10.75%   $  - 0 -     $  3,492   01/20/96
    First Fidelity Bank      (A)      10.00%      - 0 -        3,492   01/20/96
    Teepak, Inc.             (B)  Prime & 2%      264,871    264,871  extended
    Jonathan W. Frank        (C)  None            - 0 -      200,000  indefinite
    Mortgage payable-Rinker
    Materials Corp.          (D)          7%    3,730,871      - 0 -   04/01/98
    Mortgage payable-
    Jerry L. Montierth       (E)          7%      276,829      - 0 -   02/01/15
    Note payable, equipment  (F)      10.75%       46,125      - 0 -   08/20/99
    Note payable, equipment  (G)      12.50%      102,049      - 0 -   06/05/00
    Note payable, equipment  (H)       9.50%       81,102      - 0 -   07/10/99
                                               ----------   --------
                                                4,501,847    471,855
    Less current portion                          104,804     56,984
                                               ----------   --------
                                               $4,397,043   $414,871
                                               ----------   --------
                                               ----------   --------


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

    2) If the facility does not receive the necessary permits by September 15, 1996, the entire amount of the loans will be repaid in 24 equal installments. Any overdue payments shall bear interest at a rate equal to the prime rate plus 2%. As of September 15, 1996 the loan has been extended.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







18. Long-term debt (continued):

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



                   $ 25,000    Upon agreement (January 31, 1995)

                     25,000    On March 1, 1995

                     50,000    On April 1, 1995
                                (not paid on due date but in subsequent period)

                    150,000    Upon closing of the public offering of the
                   --------    Company's common stock
                   $250,000
                   --------
                   --------

    The obligation is expected to be paid in full within less than one year.
     As a result, no imputed interest has been computed. As of October 31, 1996 the $150,000 was paid by the issuance of 25,000 shares of the Company's common stock.

    D) The mortgage payable to Rinker Materials Corporation is secured by land which costs $4,095,838 and is payable on April 1, 1998 with all principal and accrued interest at 7%.

    E) The mortgage payable to Jerry L. Montierth is payable in annual installments of $26,783.99 including interest at 7% over 19 years. The mortgage is secured by land located in Meridian, Cachise County, Arizona.

    F) Equipment which cost $59,920 is pledged as collateral for the note which is payable in monthly installments of $1,541.

    G) Equipment which cost $110,563 is pledged as collateral for the note which is payable in monthly installments of $2,489.

    H) Equipment which cost $93,104 is pledged as collateral for the note which is payable in monthly installments of $2,459.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





18. Long-term debt (continued):

    The maturities of the long-term debt summarized as follows:

            Year ended April 30,
                    1997                             $   65,718
                    1998                              3,967,958
                    1999                                236,983
                    2000                                 61,495
                    2001                                 26,784
                 Thereafter                             142,909
                                                     ----------
                                                     $4,501,847
                                                     ----------
                                                     ----------

19. Income taxes:

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

    The Company has a loss carryforward of $5,790,119 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2009 and 2012.


20. Deposits:

       Deposit on land - Denton Farm, Arizona         $77,475
       Minalto Corporation - Business equipment           817
       Robert Fellheimer   - Rent security              1,525
       VRH Construction - Rent security                 4,000
                                                      -------
                                                      $83,817
                                                      -------
                                                      -------


21. Notes payable, bank:

    The note payable to United Jersey Bank is due March 1, 1997, on demand, at 10% interest.

    Notes payable, others:

    The Company is obligated on a note payable to Roger Tuttle, President of the Company, for $70,000 which is non-interest bearing, unsecured and payable on demand.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






21. Notes payable, bank (continued):

    The Company is obligated on a demand note to Foundation Systems which is non-interest bearing and unsecured.

    The Company is obligated for notes from American BIO-AG Corporation in the amount of $110,250 and non-interest bearing, unsecured and payable on demand. The notes are payable to Ronald Bryce for $35,250 and to Carl Jones for $75,000.

    The Company is obligated on two notes of $50,000 each payable April 1997 with interest at 10%. The notes can be converted to stock at a price of $3.00 per share, 30 days prior to the due date.

    The Company is obligated on a note of $53,000 which is payable December 15, 1997 with interest at 10%.


22. Subsequent events:

    On November 24, 1996 the Company and Berwyn Capital Investments, Inc.
     entered into an agreement for Berwyn Capital Investments, Inc., for a term of 180 days, to arrange corporate equity, project debt, project mortgage debt and project subordinated debt on behalf of the Company. The anticipated equity financing is to amount to $3,000,000. As compensation for this service:


    A) A cash payment equal to 6% of any equity funds raised and 3.6% of the proceeds of any debt offering.

    B) Option to purchase common stock of $3.50 per share exercisable any time within 5 years from the date of issuance with a value equal to 4% (2.4% in the case of debt) of the funds raised.


    Upon execution the Company and Ira Russack entered into an agreement for a convertible 7% note for $100,000 due June 30, 1997, interest and principals payable on the maturity date. In addition, the Company hereby grants an option to purchase up to 125,000 shares of the Company's common stock at a price of $1.00 per share through November 30, 2001. The note is convertible at $3.00 per share based on the remaining principal amount plus any acquired interest at the maturity date.

    On November 25, 1996 the Company issued a convertible debenture for $1,000,000 to Lionhart Global Appreciation Fund under a Regulation D

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







22. Subsequent events (continued):

     offering. The total offering proceeds amounted to $1,030,000 of which $30,000 is a fee to the agent, Kaplan Gottbetter & Levenson, LLP. The debentures are in 10 units of $100,000 each at 10% with a maturity of November 26, 1999. The interest is payable monthly commencing 30 days from the agreement and the notes are redeemable after 90 days at option of the Company. As security, the Company will escrow between 300,000 and 325,000 shares of common stock, pursuant to a registration statement declared effective by the commission, to secure the payments and shall be held by the escrow agent. The stock pledged shall be without restrictive legend.

    The debenture holder, upon default, has the right to sell, assign or deliver shares without notice to or demand upon the Company. The holder is entitled to receive dividends and other distribution but no right to vote or subscribe.

    The debenture holder has the right of conversion 150 days following date of closing of note. The debenture is convertible (principal and interest) into common stock based on the principal and interest outstanding divided by the conversion price, the conversion price being 65% of the average closing bid price for the 5 days preceding the closing or 65% of the average closing bid price for the 5 days immediately preceding the date of conversion.

    The debentures are automatically converted to each issued and outstanding debenture on the date which is 3 years after closing. Upon 90 days after closing, at the option of the Company, the debentures may be redeemed based on the following schedule:


     Number of days                           Shares of
    from closing date        Principal       common stock
    -----------------        ---------       ------------
       90 - 120             $1,000,000           80,000
      121 - 150              1,000,000          100,000
      150 or more            1,000,000          120,000

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




23. Supplemental schedule of non-cash investing and financing activities:

                                                            1996        1995
                                                            ----        ----
       May 1, 1995 issued 100,000 shares on
        exercise of warrant by officer of
        Corporation                                                   ($1,000)
       Officers compensation                                            1,000

       May 31, 1996 issued 200,000 shares of
        common stock in settlement of Select
        Acquisitions, Inc.                             ($  500,000)

       Legal and professional fees                          50,000

       Consulting                                          250,000

       Liquidation of former Select Acquisitions,
        Inc. for shareholder stock and issue of
        Company stock                                      200,000

       June 28, 1996 issuance of 305,000 shares
        of common stock in purchase of land
        application assets of R.C. Land Company,
        Inc. by the Company                            (   762,500)

       Property, plant and equipment                       762,500

       June 30, 1996 and July 30, 1996 issued
        179,194 shares of common stock for
        consulting services                            (   606,055)

       Consulting services expense                         606,055

       September 9, 1996 issued 52,540 shares          (   157,620)

       Construction in process, compost projects            85,000

       Consulting fees                                      72,620

       October 11, 1996 issued 3,000 shares            (     7,500)

       Legal and professional fees                           7,500

       October 23, 1996 issued 465,000 shares          ( 1,141,760)

       Consulting, legal and professional fees             687,500

       Payment of accounts payable                         106,760

       Construction in progress, compost projects          347,500

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







24. Earnings per share:
                                                     1996          1995
                                                    Primary       Primary
                                                    -------       -------
       Number of shares:
        Weighted average shares
         outstanding                              15,230,629    13,154,167

       Incremental shares for
        outstanding stock
         warrants                                    936,460       917,012

       Incremental shares for
        outstanding stock
         options                                   2,550,000             0
                                                  ----------    ----------
                                                  18,717,089    14,071,179
                                                  ----------    ----------
                                                  ----------    ----------


    Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for 1996 and 1995.



25. Impairment of investment in subsidiary:

    On June 28, 1996, the Company, through its majority owned subsidiary, Newark Recycling and Composting Company, Inc., acquired all the land application assets of R.C. Land Company, Inc. for 305,000 shares of the Company's common stock, $50,000 in cash and the assumption of a land mortgage of $276,829. The assets acquired at their fair market value are as follows:



             1) All plans, permits and site specific
                 plans from State of Arizona                 $  755,000

             2) Various farm lands totaling 5,428
                 acres                                          580,000

             3) Machinery and equipment                         125,000
                                                             ----------
                                                              1,460,000
                Less mortgage assumed                       (   276,829)
                                                             ----------

                Net asset value                              $1,183,171
                                                             ----------
                                                             ----------

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS






25. Impairment of investment in subsidiary (continued):

    Management has determined that the fair value of the stock, due to its restricted nature and in relation to comparable sales, is $2.50 per share or $762,500. The acquired cost of the acquisition from R.C. Land Company, Inc. was $812,500.

    In addition, on June 28, 1996, Newark Recycling and Composting Company,
     Inc. assigned these assets to American BIO-AG Corporation and acquired the remaining 66 2/3% of American BIO-AG Corporation from R.C. Land Company, Inc. and Twin Rivers Equities. The Company assumed all of the liabilities of American BIO-AG Corporation amounting to $464,273 less the assets of $132,669 for a total amount of $331,604 less the inter company loan of $185,000.

    The total investment in American BIO-AG Corporation by the Company is as follows:


          Assignment of R.C. Land               $  812,500

          Liabilities assumed in acquisition
           of American BIO-AG                      146,604

          Original basis                           811,626
                                                ----------
          Basis in American BIO-AG              $1,770,730
                                                ----------
                                                ----------


    The book value of American BIO-AG Corporation at June 30, 1996 after the assignment of the assets of R.C. Land Company, Inc.:


          Common stock                          $1,937,263

          Deficit                                1,082,563
                                                ----------
          Net worth                             $  854,700
                                                ----------
                                                ----------

    The fair value of the assets of American BIO-AG Corporation based on the present value of the expected future cash flow based on management valuation and in outside appraisal information indicated a value of $1,460,000 less the mortgage assumed of $276,829 plus the net liabilities of American BIO-AG Corporation, before assignment of R.C. Land Company, Inc.'s assets, of $146,604. The total fair value of American BIO-AG Corporation is $1,329,775.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







25. Impairment of investment in subsidiary (continued):

    The impairment loss to the Company would be the total cost basis of the investment in American BIO-AG Corporation of $1,585,730 less the fair value of the assets acquired of $1,329,775.

    An impairment loss of $440,955 would be recognized in the operating expenses of the Company under the caption "Impairment loss on investment in subsidiary".

    The Company has adopted the provision of SFAS-121 effective for fiscal years beginning after December 15, 1995. As required by the Financial Accounting Standards Board which requires recognition of impairment of asset when events and circumstances indicate the carrying amount of those assets will not be recovered in the future. The pronouncement further states that goodwill identified with assets that are subject to impairment loss should be eliminated before the carrying amount of any other assets is reduced.

       Basis of acquisition of American BIO-AG
        Corporation                                                  $1,770,730

       Net book value of the assets acquired                            854,700
                                                                     ----------
       Goodwill                                                         916,030
                                                                     ----------

       Base of acquisition                           $1,770,730

       Fair value of assets                           1,329,775
                                                     ----------
       Impairment loss                                  440,955         440,955
                                                     ----------      ----------

       Goodwill, net                                                 $  475,075
                                                                     ----------
                                                                     ----------

ITEM 2.   PLAN OF OPERATION

Introduction

    The Company is a "development stage" company and has not generated significant operating revenues from its inception to date. The Company does not expect to generate any significant operating revenues until the Company has successfully financed, constructed and begun commercial operations of one or more of its invessel compost project facilities currently in development. Since a merger between a "public shell" and a "private operating company" is considered to be a recapitalization of the operating company, with no recognition of intangibles as a result of the merger, the acquisition of the Company's subsidiary, Compost America Company of New Jersey, Ltd. (the "private operating company"), on January 23, 1995, has been accounted for as a reverse purchase of the assets and liabilities of the Company by Compost America Company of New Jersey, Ltd. Accordingly, the consolidated financial statements represent assets, liabilities and operations of only Compost America Company of New Jersey, Ltd. prior to January 23, 1995 and the combined assets, liabilities and operations of both companies for the ensuing period. The financial statements reflect the purchase of the stock of Alcor Energy and Recycling Systems, Inc. (the "public shell"), the former name of Compost America Holding Company, Inc., by Compost America Company of New Jersey, Ltd. for stock and the assumption of liabilities of $49,094, this amount being the historical cost of the assets and liabilities acquired. All significant inter-company profits and losses from transactions have been eliminated.

    Since its inception, the Company has met its liquidity needs from the proceeds of the sale of its common stock and from loans made by directors of the Company and by VRH Construction Corporation, a principal shareholder of the Company whose owners are directors of the Company. The Company received $1,365,860 from private sales of its common stock during the fiscal year ended April 30, 1996, $906,409 from private sales of its common stock during the fiscal year ended April 30, 1995 and $692,000 during the period December 1993 through April 30, 1994. Since April 30, 1996 through October 31, 1996, the Company has raised $603,097 through private sales of its common stock. In addition, VRH Construction Corporation made loans to the Company totalling $2,869,116 during the fiscal year ended April 30, 1996 and $640,072 during the fiscal year ended April 30, 1995. Since April 30, 1996 through October 31, 1996, VRH Construction Corporation has loaned an additional $485,000 to the Company. Other loans to the Company since April 30, 1996 through October 31, 1996 have totalled $338,000. Total funds raised from the sale of common shares and loans from shareholders and others from December 1993 through April 30, 1996 are $6,473,457, plus an additional $1,426,097 since April 30, 1996 through October 31, 1996.

    In October, 1996 the Company acquired all of the outstanding shares of American Soil, Inc. of Ramsey, New Jersey ("ASI"). ASI is an eight-year old New Jersey Department of Environmental Protection Agency permitted outdoor windrow composting company, located in Monmouth County, New Jersey, which has generated revenues throughout its eight year history. ASI is one of only two permitted windrow composting facilities in the State of New Jersey, and is the only facility approved to accept, on an on-going basis, food waste for composting.

    The Company's waste procurement strategy employed during the past year for its Newark, New Jersey composting facility should serve to increase significantly ASI's yearly waste procurement, i.e. tip-fee revenues including contract value. The Company's wholly-owned marketing subsidiary, Garden Life Sales Company, will assist ASI by selling the compost after it has been cured, a revenue generating benefit heretofore not available to ASI.

    Additional and more significant revenues from operations are not anticipated until 1999, when the Company's initial composting projects will be fully constructed and operational. Until that time, the Company anticipates that it will need an additional $3,000,000 to meet current debt obligations and fund ongoing corporate overhead expenses. The Company anticipates that it will be able to secure these funds from the revenues of ASI and from the sale of additional common shares and/or the issuance of additional debt. In addition, the Company expects to have completed project financing for the construction of the Company's facilities in Newark, New Jersey, Miami, Florida and Chicago, Illinois prior to the end of 1997 and the Company may receive development fees and management fees in connection with this project financing.

    The Company does not expect to perform any significant product research and development and does not expect any significant changes in the number of employees during the next twelve months. The Company does expect to commence construction of its Newark, New Jersey, Miami, Florida and Chicago, Illinois composting facilities during the next twelve months, financing and weather permitting.

    On November 27, 1996, as per its 30-year put-pay contract, the Company paid to the City of Miami, Florida a one-time "up-front" host fee of $1 million. This "put-or-pay" contract, over its term, should generate in excess of $370 million of revenues to the Company's subsidiary, Miami Recycling and Composting Company, Inc., while using only half of the composting capacity of its Miami, Florida facility.

                             PART II - OTHER INFORMATION



Item 1. - Legal Proceedings                                None

Item 2. - Changes in Securities

         (a)  None

         (b)  None

         (c) During the fiscal quarter ended October 31, 1996, the Company sold the following securities, all being shares of its common stock, without registering the securities under the Securities Act of 1933, as amended. There were no underwriters involved in the sales, no underwriting discounts or commissions and no sales other than for cash. In light of the small number of purchasers and that all securities sold were restricted against subsequent transfer, the Company believes that all sales were effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering. The sales were:

            Number             Total
Date        of Shares      Offering Price    Purchaser
-----       ---------      --------------    ---------

08/12/96    11,000         $ 33,000.         Frances Hunter
08/29/96     1,000         $  3,000.         John & Madeline Cipollone
09/04/96     5,000         $ 15,000.         Richard J. Verge
09/09/96    52,540         $157,620.         Select Acquisitions, Inc.
09/11/96     1,600         $  4,800.         Anna Bakos
09/11/96     3,300         $  9,900.         John Smith
09/18/96    10,000         $ 30,000.         Barbara Chellel
09/19/96     8,000         $ 15,000.         Glenn Davis
09/25/96    13,000         $ 25,000.         Victor Goldberg
09/25/96     6,500         $ 12,500.         James Sheehan
09/25/96     5,500         $ 10,500.         Chris J. Hooven
09/25/96    16,000         $ 32,000.         Howard Taylor
09/25/96    13,000         $ 25,000.         Kurt E. Meyers
09/25/96    12,000         $ 24,000.         Jay R. Chiappa
09/25/96    30,000         $ 30,000.         Joseph A. Leonetti
09/25/96    17,000         $ 33,000          Henry M. Rombo & Joseph Leonetti
09/25/96    10,000         $ 20,000          Christopher J. Chambers
10/09/96     6,000         $ 12,000          Henry M. Rombo
10/18/96    10,000         $ 20,000          James & Caroline Haas
10/23/96       500         $  1,250          Thomas A. Kalapos
10/23/96       500         $  1,250          Janet Z. Kalapos
10/23/96     1,000         $  2,500          John F. De Bartolo
10/23/96     1,000         $  2,500          Ursula S. Atkinson


Item 3. - Defaults Upon Senior Securities                   None

Item 4. - Submission of Matters to a Vote of                None
          Security Holders



Item 5. - Other Information

     On December 1, 1996 George S. Chu resigned as Senior Vice President and Principal Financial and Accounting Officer of the Company. Roger E. Tuttle, the Company's Principal Executive Officer, was appointed its Principal Financial and Accounting Officer.

Item 6. - (a) Exhibits                                      None

          (b) Reports on Form 8-K

          1. A Form 8-K was filed on October 28, 1996 regarding the acquisition by the Company of all of the issued and outstanding stock of American Soil, Inc.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:              COMPOST AMERICA HOLDING COMPANY, INC.
December 18, 1996  (Registrant)


              By   /s/ Roger E. Tuttle
                --------------------------------------------------
                Roger E. Tuttle,  President and Principal
                                  Executive Officer, Principal
                                  Financial Officer and
                                  Principal Accounting Officer