Form 10QSB
period 1997-01-31
COMPOST AMERICA HOLDING CO INC
filed 1997-03-21
CIK 1008882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1997

|_|      Transition Report Under Section 13 or 15(d) of the Exchange
         Act;              For the transition period from          to

                            Commission File #0-27832

                      COMPOST AMERICA HOLDING COMPANY, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          New Jersey                                    22-2603175
  ----------------------------                   --------------------------
(State or other jurisdiction of               (I.R.S. Employer incorporation
     Identification No.)                             or organization)

320 Grand Avenue    Englewood, New Jersey                         07631
---------------------------------------------               ---------------
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

Yes |X|    No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock - 16,545,407 shares outstanding as at January 31, 1997.

Transitional Small Business Disclosure Format (check one):
Yes |_|    No |X|

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       1285 Ave. of the Americas
                                       3rd  Floor
                                       New York, New York  10019

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 NINE MONTHS ENDED JANUARY 31, 1997 AND 1996 AND
        FOR THE PERIOD DECEMBER 17, 1993 (INCEPTION) TO OCTOBER 31, 1996
                                   (UNAUDITED)

                                    CONTENTS

                                                                    Page

Condensed consolidated financial statements:

   Balance sheet                                                     F-2

   Statement of income (loss)                                        F-3

   Statement of stockholders' equity                                 F-4

   Statement of cash flows                                           F-5

   Statement of operating expenses                                   F-6

   Notes to condensed consolidated financial statements           F-7 to F-46

                                      INDEX

Part I.   Financial Information

    Item 1.  Condensed consolidated financial statements:

        Balance sheet as of January 31, 1997                             F-2

          Statement of income (loss) for the nine months
           ended January 31, 1997 and 1996 and for the period
           December 17, 1993 (inception) to January 31, 1997             F-3

          Statement of stockholders' equity as of January 31, 1997       F-4

          Statement of cash flows for the nine months ended
           January 31, 1997 and 1996 and for the period
           December 17, 1993 (inception) to January 31, 1997             F-5

          Statement of operating expenses for the six months
           ended January 31, 1997 and 1996 and for the period
           December 17, 1993 (inception) to January 31, 1997             F-6


          Notes to condensed consolidated financial statements        F-7 - F-46


    Item 2.  Plan of Operations

Part II.  Other information

    Signatures

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             CONDENSED CONSOLIDATED BALANCE SHEET - JANUARY 31, 1997
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash                                                               $   25,973
  Accounts receivable                                                    19,047
  Prepaid expenses                                                      158,133
                                                                     ----------
    Total current assets                                                203,153
                                                                     ----------
Investments in joint venture  (Note 6)                                        0
                                                                     ----------

Plant, property and equipment (Note 18)
  Land                                                                8,483,441
  Site improvements                                                     174,519
  Transportation equipment                                              160,046
  Office equipment                                                      153,861
  Machinery & equipment                                                 302,477
  Construction in progress, Compost projects                          7,621,794
                                                                    -----------
                                                                     16,896,138
  Less accumulated depreciation                                         110,147
                                                                     ----------
                                                                     16,785,991
                                                                     ----------
Other assets:
  Excess of cost over assets acquired, net of
   amortization of $3,484 (Note 24)                                     471,601
  Lease acquisition cost, net of amortization of $44,388                990,432
  Restrictive covenant                                                  216,668
  Trademark costs, net of amortization of $394                            1,313
  Organization costs, net of amortization of $4,077                       4,584
  Deposits                                                               83,816
  Option deposit                                                         27,500
                                                                    -----------
                                                                      1,795,914
                                                                    -----------
                                                                    $18,785,058
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable, bank (Note 7)                                      $   100,000
  Notes payable, others (Note 7)                                        451,250
  Accounts payable and accrued expenses                               2,822,076
  Mortgages payable - Praxair Corp.                                   2,100,000
  Current portion of long-term debt (Note 18)                            89,460
  Due to affiliated company, VRH Construction Corp. (Note 16)         4,064,355
  Reserve for land replacement                                           85,375
  Due to affiliated company, Select Acquisitions, Inc. (Note 16)         38,060
  Due to affiliated company, Foundation Systems (Note 16)                90,000
  Due to officer (Note 16)                                               90,000
  Payroll taxes payable                                                 185,020
                                                                    -----------
    Total current liabilities                                        10,115,596
                                                                    -----------
Long-term debt, net of current portion (Note 18)                      5,341,215
                                                                    -----------
Contingencies and commitments (Note 13)
Minority interest in consolidated subsidiary (Note 12)                      361
                                                                    -----------

Stockholders' equity:
  Preferred stock, no par value, 25,000,000 shares
   authorized; none issued
  Common stock, no par value, 50,000,000
   shares authorized; 16,545,407 shares issued
   and outstanding (Note 14)                                          9,597,452
  Common stock warrants (Note 15)
  Deficit accumulated during the development stage                 (  6,238,874)
  Less:  subscriptions receivable                                  (     30,692)
                                                                    -----------
                                                                      3,327,886
                                                                    -----------
                                                                    $18,785,058
                                                                    ===========

            See notes to condensed consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)

                                                                                                               Cumulative from
                                                    Three months ended              Nine months ended         December 17, 1993
                                                        January 31,                     January 31,            (inception) to
                                                    1997           1996              1997          1996       January 31, 1997
                                                    ----           ----              ----          ----       ----------------


Net sales                                      $         0     $         0      $    97,555    $     3,288       $   80,741
Other revenues                                      70,198           3,288                                          151,009
                                               -----------     -----------      -----------    -----------       ----------

    Total                                           70,198           3,288           97,555          3,288          231,750

Cost of operations, transportation                   5,841                            7,051                          24,392
                                               -----------     -----------      -----------    -----------       ----------

Gross income                                        64,357           3,288           90,504          3,288          207,358

General and administrative                         635,098         220,379        3,162,354        457,916        5,551,634
                                               -----------     -----------      -----------    -----------       ----------

Loss from operations                         (    570,741)   (    217,091)    (  3,071,850)  (    454,628)     ( 5,344,276)
                                              -----------     -----------      -----------    -----------       ----------

Other non-operating expenses:
  Interest                                         165,595         122,011          448,225        155,110          743,209
                                               -----------     -----------      -----------    -----------       ----------

                                                   165,595         122,011          448,225        155,110          743,209
                                               -----------     -----------      -----------    -----------       ----------

Loss before income tax expense               (    736,336)   (    339,102)    (  3,520,075)  (    609,738)     ( 6,087,485)
Income tax expense (Note 19)                             0               0                0              0                0
                                               -----------     -----------      -----------    -----------       ----------

                                             (    736,336)   (    339,102)    (  3,520,075)  (    609,738)     ( 6,087,485)
Minority interest in loss
 of consolidated subsidiaries                       43,210          41,131          128,848         41,835          209,466
                                               -----------     -----------      -----------    -----------       ----------

                                             (    693,126)   (    297,971)    (  3,391,227)  (    567,903)     ( 5,878,019)

Loss in equity in joint venture                              (     29,094)    (     13,603)  (     66,102)     (   360,855)
                                               -----------    -----------      -----------    -----------       ----------

Net loss                                     ($   693,126)   ($   327,065)    ($ 3,404,830)  ($   634,005)     ($6,238,874)
                                              ===========     ===========      ===========    ===========       ==========

Loss per common share:
  Primary and fully diluted                          ($0.03)        ($0.02)           ($0.18)        ($0.04)
                                                      =====          =====             =====          =====

Weighted average number of
 common shares outstanding:
  Primary and fully diluted                     20,035,449      14,512,501       19,442,846     14,406,505
                                                ==========      ==========       ==========     ==========


            See notes to condensed consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                  (Deficit)
                                                                                 Accumulated
                                                                                  During The
                                                                Common Stock     Development
                                                           Shares       Amount      Stage
                                                           ------       ------      -----

Balance, April 30, 1995                                13,222,669   $2,899,278   ($  861,239)
  Issuance of common stock, exercise of
   warrants May 1, 1995 (.01 per sh.)                    100,000         1,000
  Issuance of common stock, May 1995 (2.50 per sh.)       20,000        50,000
  Issuance of common stock, June 1995 (2.50 per sh.)      70,000       175,000
  Issuance of common stock Aug. 1995  (2.50 per sh.)      40,000       100,000
  Issuance of common stock, Sept. 1995 (2.50 per sh.)      2,000         5,000
  Issuance of common stock, Oct. 1995 (2.50 per sh.)      45,000       112,500
  Issuance of common stock, Nov. 1, 1995 (.92 per sh.)    33,000        30,360
  Issuance of common stock, Nov. 1995 (2.50 per sh.)      36,000        90,000
  Issuance of common stock, Dec. 1995 (2.50 per sh.)      85,600       214,000
  Issuance of common stock, Jan. 1996 (2.50 per sh.)      52,200       130,500
  Issuance of common stock, Feb. 1996 (2.50 per sh.)      87,000       217,500
  Issuance of common stock, Feb. 1996 (0 per sh.)            500
  Issuance of common stock in acquisition of
   Bedminster Seacor Services Miami Corporation
   March 1, 1996 (2.50 per sh.)                          200,000       500,000
  Issuance of common stock,
   March 1996 (2.50 per sh.)                              40,000       100,000
   March 1996 (3.00 per sh.)                               4,000        12,000
  Issuance of common stock,
   April 1996 (2.50 per sh.)                              48,600       121,500
   April 1996 (3.00 per sh.)                               2,500         7,500
  Issuance of common stock in settlement of American
   BIO-AG Corporation April 30, 1996 (2.50 per sh.)       83,333       208,332
  Issuance of common stock for services April 30, 1996
   (2.00 per sh.)                                        267,000       534,000
  Issuance of common stock in settlement of debt April
   30, 1996 (6.00 per sh.)                                25,000       150,000
  Issuance of common stock for services April 30, 1996
   (2.34 per sh.)                                         40,000        93,404
  Issuance of common stock in payment of employees for
   excess services April 30, 1996 (5.00 per sh.)          17,962        89,810

Net loss, April 30, 1996                                                         ( 1,972,806)
                                                       ----------   ----------    ----------
Balance, April 30, 1996                                14,522,364   $5,841,684   ($2,834,045)
                                                       ==========   ==========    ==========


                                                                                  (Deficit)
                                                                                 Accumulated
                                                                                  During The
                                                                Common Stock     Development
                                                           Shares       Amount      Stage
                                                           ------       ------      -----
Balance, April 30, 1996                                14,522,364   $5,841,684   ($2,834,045)
 Issuance of common stock, May 1996
   ($3.00 per sh.)                                         41,534      124,602
 Issuance of common stock settlement agreement
   with Select Acquisitions, May 31, 1996
   (2.50 per sh.)                                         200,000      500,000
 Issuance of common stock, June 1996 (3.00 per sh.)        24,930       74,790
 Issuance of common stock for acquisition of assets,
   June 28, 1996 (2.50 per sh.)                           305,000      762,500
 Issuance of common stock in payment to consultants
   for excess services, June 30, 1996 (5.00 per sh)         3,138       15,690
 Issuance of common stock, consulting agreement
   June 30, 1996 (2.50 per sh.)                               583        1,458
 Issuance of common stock, July 1996 (2.00 per sh.)        16,335       49,005
 Issuance of common stock, consulting agreement
   July 31, 1996 (2.50 per sh.)                               583        1,457
 Issuance of common stock consulting agreement
   services, July 1, 1996 (2.50 per sh.)                   75,000      187,500
 Charge deferred offering cost to stock proceed                        (23,564)
 Issuance of common stock for services July 24,
   1996 (1.00 per sh.)                                    400,000      400,000
 Issuance of common stock, August 1996 (3.00 per sh.)      12,000       36,000
 Issuance of common stock, September 9, 1996
   (3.00 per sh.)                                          52,540      157,620
 Issuance of common stock, September 1996
   (1.00 per sh.)                                          83,000       83,000
 Issuance of common stock, September 1996
   (3.00 per sh.)                                          67,900      203,700
 Issuance of common stock for payment of accounts
   payable October 11, 1996 (2.09 per sh.)                 51,000      106,760
   1996 (1.49 per sh.)                                    414,000      616,000
 Issuance of common stock for services October 23,
   1996 (2.00 per sh.)                                      3,000        6,000
 Issuance of common stock, October 1996 (1.00 per sh.)      8,000        8,000
 Issuance of common stock, October 1996 (3.00 per sh.)      8,000       24,000
 Issuance of common stock for services, December 1,
   1996 (.09 per sh.)                                     100,000        9,000
 Issuance of common stock for services, December 1,
   1996 (1.00 per sh.)                                      1,000        1,000
 Issuance of common stock for services, December 1,
   1996 (2.50 per sh.)                                      5,500       13,750
 Issuance of common stock consulting agreement services,
   January 8, 1997 (2.65 per sh.)                         150,000      397,500
 Net loss, January 31, 1997                                                      ( 3,404,829)
                                                       ----------   ---------     ----------
 Balance, January 31, 1997                             16,545,407   $9,597,452   ($6,238,874)
                                                       ==========   ==========    ==========

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Cumulative
                                                                                                    from
                                                                        Nine Months ended     December 17, 1993
                                                                          January 31,           (Inception) to
                                                                    1997               1996    January 31, 1997
                                                                    ----               ----    ----------------
Operating activities:
  Net loss                                                       ($3,404,829)     ($  634,005)     ($ 6,238,874)

Adjustments to reconcile net cash and equivalents
 provided by operating activities:
  Amortization                                                        61,574           13,370            83,997
  Depreciation                                                        60,138           14,329            83,579
  Loss in equity in joint venture                                     13,603           66,102           360,855
  Stock issued for professional services                             570,605                          1,155,605
  Shareholder settlement                                             500,000                            500,000
  Loss in equity of minority interest                            (   128,847)                      (    128,847)

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses                        (   102,581)     (     3,341)     (    158,133)
  Increase in accounts payable and accrued expenses                1,519,183          118,640         3,012,240
  Increase (decrease) in payroll taxes payable                       167,040      (       989)          185,020
  Increase (decrease) in accounts receivable                     (    19,047)                      (     19,047)

Changes in other assets and liabilities:
  Increase (decrease) in cash from
  affiliated companies:
    R.C. Land Company, Inc.                                           28,600
    American Bio-AG Corp.                                            185,000     (   388,000)
    American Soil Company, Inc.                                      175,000
    Select Acquisitions, Inc.                                         14,160                             38,060
    Deferred offering costs                                           20,564     (    19,064)
                                                                  ----------      ----------        -----------

    Net cash provided from (used in) operating activities        (   339,837)    (   832,958)      (  1,125,545)
                                                                  ----------      ----------        -----------

Investing activities:
  Purchase of restrictive covenant                                                                 (    250,000)
  Purchase of construction in progress, Compost project          ( 1,479,299)     ( 1,081,525)     (  4,923,855)
  Purchase of land, property and equipment                       ( 1,572,537)     ( 3,407,969)     (  9,104,432)
  Purchase of organizational costs                                                (     1,580)     (      5,925)
  Reduction (purchase) of equity in American BIO-AG
   Corporation                                                       624,636      (   183,147)     (    153,523)
  Reserve for land replacement                                                                           85,375
  Increase (decrease) in deposits receivable                     (    65,035)     (       119)     (     83,306)
  Return (purchase) of option deposits                           (    27,500)         100,000      (     27,500)
  Increase in cost in excess of assets acquired                  (   475,085)                      (    475,085)
                                                                  ----------        ----------      -----------
    Net cash used in investing activities                        ( 2,994,820)     ( 4,574,340)     ( 14,938,251)
                                                                  ----------       ----------       -----------

Financing activities:
  Increase in advances from affiliated company, VRH
   Construction Corp.                                                555,167        2,453,866         4,064,355
  Increase in loans from officers                                     90,000                             90,000
  Increase in loans from Foundations Systems, Inc.                    90,000                             90,000
  Increase in notes payable, bank                                                      50,000           100,000
  Increase in notes payable, other                                   451,250                            451,250
  Increase in mortgage payable                                                      2,100,000         2,100,000
  Increase in other long-term debt                                 1,458,417                          5,577,008
  Payments on long-term debt                                     (    24,856)     (    55,610)     (     84,267)
  Proceeds from issuance of common stock                             737,154          907,360         3,701,423
                                                                  ----------       ----------       -----------
    Net cash provided by financing activities                      3,357,132        5,455,616        16,089,769
                                                                  ----------       ----------       -----------
Net increase in cash                                                  22,475           48,318            25,973

Cash, beginning of period                                              3,498            9,409                 0
                                                                  ----------       ----------       -----------
Cash, end of period                                               $   25,973       $   57,727       $    25,973
                                                                  ==========       ==========       ===========

Supplementary disclosure of cash flow information
  Interest                                                        $  468,225       $  155,110      $   743,209
  Taxes                                                           $        0       $        0      $         0

Supplemental schedule of non-cash investing and financing activities (Note 22)

            See notes to condensed consolidated financial statements.

                      COMPOST AMERICA HOLDING COMPANY, INC.
                          (A Development Stage Company)

             CONDENSED CONSOLIDATED STATEMENT OF OPERATING EXPENSES
                                   (UNAUDITED)

                                                                                                        Cumulative from
                                               Three months ended           Six months ended            December 17, 1993
                                                   January 31,                  January 31,              (inception) to
                                              1997           1996          1997            1996         January 31, 1997
                                              ----           ----          ----            ----         ----------------

Operating expenses:
  Salaries                                  $216,987       $ 33,100     $  414,414       $ 47,336         $  543,442
  Payroll taxes                               11,315          7,584         12,763          9,278             34,132

  Advertising                                                   432                         1,932              8,055
  Amortization                                39,600          2,069         61,574         13,370             83,997
  Automobile expense                           2,149          9,992         10,396         15,238             79,216
  Bad debt charges                                                          55,384                            63,190

  Bank charges                                   670                         1,791            882              4,325
  Building rental                             22,150          4,575         55,300         13,725            143,354
  Carting expense                                                                                                394
  Computer expense                                                                                               849

  Consultants                                142,936          5,000        755,972          7,500          1,340,537
  Depreciation                                25,190          6,727         60,138         14,329             83,579
  Dues and subscriptions                         120          2,509            800          3,109             19,202
  Employment Services                                                                                            600

  Equipment rental                               820                           820            967              7,575
  Insurance                                   34,977         11,534         78,101         29,719            171,630
  Licenses and permits                         1,100                         1,678            228              3,212
  Impairment loss on consolidated
   subsidiary                                                              440,955                           440,955
  Miscellaneous                                1,498            122          2,541          1,713             28,389

  Office expense                                              4,510          8,231         10,918             46,124
  Option expense                                                                                               7,500
  Outside services                               710                         1,394            821              3,564
  Postage and deliveries                       2,410            973          7,797          2,512             21,271

  Printing                                     3,560         17,796         49,232         17,796             69,027
  Professional fees                           56,661         60,591        413,193        152,449            841,710
  Repairs and maintenance                      1,005            844          2,068          2,533              6,598
  Research and development                                      815         15,000            815            475,376
  Settlement of shareholder
   dispute                                                                 500,000                           500,000
  Stock expense                                1,991                         7,530                             7,530

  Sitework                                     2,126                         2,126                             2,126
  Taxes, other                                32,378         15,032         82,488         16,807            130,579
  Training                                                      515                           515
  Telephone                                   13,099          9,050         53,268         24,574            127,648
  Travel and entertainment                    18,405         26,563         61,380         68,492            245,737
  Utilities                                    3,241             46          6,020            358             10,211
                                            --------       --------     ----------       --------         ----------

                                            $635,098       $220,379     $3,162,354       $457,916         $5,551,634
                                            ========       ========     ==========       ========         ==========



            See notes to condensed consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited condensed financial statements of Compost America Holding Company, Inc. and its Subsidiaries have been prepared pursuant to the rules and regulations of The Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's April 30, 1996 annual report on Form 10KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997.

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

6.   Investment - American BIO-AG Corporation:

     American BIO-AG Corporation was formed as a joint venture under the Restated Joint Venture Agreement dated February 15, 1995 between R. C. Land Company, Twin Rivers Equity Partnership and Compost America Holding Company, Inc.. American BIO-AG Corporation was incorporated in the State of Delaware, January 11, 1995.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Investment - American BIO-AG Corporation (continued):

     The financial statements reflect American BIO-AG Corporation consolidated as a 100% owned subsidiary as of January 31, 1997 (See Notes 7(a)(1), 11 and 24.

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

     2)   Settlement Agreement:

          On July 31, 1996 the Company and Ehmann, Van Denbergh & Trainor, P.C.
           entered into an agreement to settle a disagreement between the Company and the law firm concerning the validity of billings from the law firm and when and in what amount and manner the Company bills should be paid. The original amount due Ehmann, Van Denbergh and Trainor, P.C. amounted to $685,810 and in a desire to settle, agrees $500,000 as a settlement amount. Payments to be made as follows:

                        $ 50,000 due June 14, 1996
                          50,000 due June 28, 1996
                         400,000 represented by a note calling for monthly
                                  installments of $20,000 commencing
                                  November 1996 (except $40,000 per month
                                  in January, February and March 1997), or payment in full upon closing of the financing of any compost facility. The note is secured by a security interest in the assets of the Company and its subsidiaries.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     7.   Agreements (continued):

          4) On September 15, 1996 the Company entered into a Lock-Up Agreement with John B. Fetter, owner of 2,528,612 shares of the Company's common stock, who agreed for a period of 12 months not to sell 2,300,000 shares of his stock and for an additional 12 months will not sell 2,000,000 shares of his stock.

          5) On October 1, 1996 the Company and individual shareholders agreed to a modified Lock-Up Agreement for shares that they owned for 6 months (October 1, 1996 to March 31, 1997) not to sell their shares. The shareholders and shares are as follows:

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

          6) On October 9, 1996 the Company and Bruce Boltuch entered into an agreement for a convertible 10% note for $50,000 payable on April 9, 1997. The note, at the option of the holder, is convertible 30 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     7.   Agreements (continued):

          7) On October 9, 1996 the Company entered into a Lock-Up of Insiders Shares Agreement for a period of 16 months from the date of October 9, 1996. The following is a list of shareholders and their respective shares as per this agreement.

                      Shareholder                                Shares
                      -----------                                ------\
                      Andrea Wortmann                           150,000
                      Robert E. Wortmann                        150,000
                      Victor D. Wortmann                        812,500
                      Roger E. Tuttle                         2,433,509
                      Robert E. Wortmann                        802,500
                      Victor D. Wortmann, Jr.                   200,000
                      Elizabeth Tuttle                          100,000
                      Erika Wortmann                            150,000
                      Kristie Tuttle                            100,000
                      Select Acquisitions                     1,308,640
                      Susan Ann Curian                          200,000
                      William Tuttle                            100,000
                      Mary Wortmann                              40,000
                                                              ---------
                                                              6,547,149
                                                              =========

          8)  On October 15, 1996 the Company and Brokerage Services
               Management, Inc. entered into an agreement for a convertible 10% note for $53,000 with a maturity of December 15, 1996, interest and principal payable on maturity. The note, at the option of the holder, is convertible 6 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share.

          9) On November 24, 1996 the Company and Berwyn Capital Investments, Inc. entered into an agreement for Berwyn Capital Investments, Inc., for a term of 180 days, to arrange corporate equity, project debt, project mortgage debt and project subordinated debt on behalf of the Company. The anticipated equity financing is to amount to $3,000,000. As compensation for this service:

               A)  A cash payment equal to 6% of any equity funds raised and
                    3.6% of the proceeds of any debt offering.

               B)  Option to purchase common stock of $3.50 per share
                    exercisable any time within 5 years from the date of issuance with a value equal to 4% (2.4% in the case of debt) of the funds raised.

          10) On November 26, 1996 the Company and Ira Russack entered into an agreement for a convertible 8% note for $500,000 due June 30, 1997, interest and principals payable on the maturity date. In addition, the Company hereby grants an option to purchase up to 125,000 shares of the Company's common stock at a price of $1.00 per share through November 30, 2001. The note is convertible at $3.00 per share based on the remaining principal amount plus any acquired interest at the maturity date. As of January 31, 1997 only $200,000 had been advanced to the Company and none of the options have been issued.

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

                  $ 37,500       On execution of agreement
                    12,500       On execution of agreement
                   425,000       On closing
                   125,000       On closing into an escrow account for the
                 ---------       payment of liabilities presently unknown
                  $600,000
                 ---------

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

               c)  At closing the Company paid Isdaner & Company $20,000 and
                    Richards & O'Neil LLP $21,457.

               d)  At the closing the Company paid $325,000 as amended for the first amendment of $310,000.

               e)  At closing the Company assumed all assets and liabilities of
                    American Soil, Inc.

               f)  The combined investment and advances to American Soil, Inc.
                    was $1,168,207 which was allocated as follows:

                    Net assets of American Soil, Inc.           $  158,387
                    Value of lease with the Town of
                     Freehold which expires April 27, 2004       1,034,820
                                                                ----------
                                                                $1,193,207
                                                                ==========

    Financial statements of American Soil, Inc. have not been provided since the acquisition does not meet with the test for a significant subsidiary as required under Reg ss. 210-02 (W). The combined investment in and advances at the proposed acquisition date amounted to $1,168,207 which does not exceed 10% of consolidated assets at January 31, 1997.

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

          E)  Newark Recycling and Composting Company, Inc.:

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

              On October 20, 1995, an Amendment to Option and Purchase
               Agreement was signed whereby "Praxair" was substituted for the seller, Linde Gases of the Mid-Atlantic, Inc. and Newark Recycling and Composting Company, Inc. exercised the option and posted as security for the closing a security bond. The purchase price was amended to $3,285,866 less the $150,000 in option payments. At closing a deposit of $1,035,866 was to be paid together with a promissory note and purchase money mortgage of $2,100,000 at 8% per annum, payable monthly, with a maturity on August 31, 1996 which has been extended to Aprril 1, 1997. The property was closed on December 15, 1995.

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

              Asconsideration for the acquisition of 100% of stock of
               Bedminster Seacor Services Miami Corporation from Bedminster Bioconversion Corporation, Bedminster Bioconversion Corporation shall receive:

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

     7.   Agreements (continued):

          F)  Miami Recycling and Composting Company, Inc. (continued):

          2)  Stock Purchase Agreement (continued):

              As of March 1, 1996 the condensed balance sheet of Bedminster
               Seacor Services Miami Corporation was as follows:

                                          ASSETS

               Current assets:
                 Due to Miami Recycling and Composting
                  Company, Inc.                                        $ 17,927
                                                                       --------
                   Total current assets                                  17,927
                 Construction in progress - compost projects            482,073
                                                                       --------

                   Total assets                                        $500,000
                                                                       ========

                           LIABILITIES AND SHAREHOLDERS EQUITY

                 Shareholders equity:
                     Common stock                                      $736,036
                     Deficit                                          ( 236,036)
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

               3)  $5,000 month after closing.

               4)  To a maximum of $100,000

                   At January 31, 1997 total advanced payments amounted to
                    $100,000.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     8.   Consulting Contracts (continued):

          D)  Underwriter Counsel Agreement, Wolf, Block, Schorr, Solis-Cohen:

              On April 1, 1996 the Board of Directors of the Company approved the utilization of Wolf, Block, Schorr, Solis-Cohen as underwriter counsel for the Company's proposed project financing anticipated in New Jersey and its first five project financing in other states. Wolf, Block, Schorr, Solis-Cohen will be compensated $160,000 for the Newark, New Jersey closing which included its Newark and Monmouth Projects. In addition, they shall receive as compensation $110,000 for each of the next five non-New Jersey projects.

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

          L)  Consulting Services:

              On May 31, 1996 Miami Recycling and Composting Company, Inc.
               entered into an agreement with J.G.R. Associates to provided consulting services in public relations and advertising. The term of this agreement is May 31, 1996 and terminates on the commencement of commercial operations. The Company will pay the consultant $3,500 per month which will be paid as follows: $1,750 in cash each month plus 583 shares of common stock of Compost America Holding Company, Inc. which will be issued each month. As of January 31, 1997 only 1,166 shares have been issued and no cash payments have been made.

          M) On July 24, 1996 the Company entered into a consulting agreement with Edward Rodriguez to provide financial consulting services. The consultant will assist the Company in developing, studying and evaluating financial, merger and acquisition proposals and assist in negotiations. As compensation the consultant, for a term of two years, will receive $400,000 in the form of stock of the Company.

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

              After the term of this agreement the consultant can be engaged at the rate of $100 per hour either in cash or common stock of the Company by mutual agreement.

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

     9.   Development stage company:

           The Copany's operations have been centered around its organizing, evaluating and developing the business of converting organic waste into compost and other soil products and the start-up financing of its operations, including the construction of the waste management and compost facility in Newark, New Jersey and other compost facilities throughout the country. From December 17, 1993 through the period ending January 31, 1997 the Company has secured required financing through various private placement offerings and through related companies, Compost Management, Inc., Select Acquisitions, Inc. and VRH Construction Corp. The Company has incurred losses in connection with its operations during this same period of $6,238,874.

           Projects in development:

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

         Gloucester City - National Source Separated Organic Waste Demonstration Project (continued):

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

         The total project cost at January 31, 1997 amounted to $268,223. The estimated scheduled start for the demonstration project was the first quarter of 1996. This date has been extended.

         Newark Project:

         On January 2, 1996 the New Jersey Economic Development Authority informed the Company the State Treasurer has allocated to the New Jersey Economic Development Authority $130 million in 1996 volume cap allocation on behalf of the Company's composting projects for Newark, Gloucester and Monmouth. The allocation will expire on March 29, 1996 in the event bonds are not issued but has been extended to September 30, 1996 and further extended until after January 31, 1997.

         On June 17, 1996 the New Jersey Economic Development Authority reduced the volume cap allocation for Newark Recycling and Composting Company, Inc. from $130 million to $85 million and extended the effective date to September 30, 1996 and which was further extended until after January 31, 1997.

         As of January 31, 1997 total project cost for the Newark Project amounted to $4,235,078. In addition the property for the Newark Project has been acquired at a cost of $3,327,866.

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

         As of January 31, 1997 Miami Recycling and Composting Company, Inc.
          has acquired a land site at a cost of $4,116,246 and construction in progress costs of $1,297,076.

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

         The Company accounted for its investment in the joint venture on the equity method through the period ended June 30, 1996.

         On June 28, 1996 the Company, through its majority owned subsidiary, Newark Recycling and Composting Company, Inc., purchased all of the land application business assets of R.C. Land Company and all the ownership interests of Compost America Holding Company, Inc., Twin River Equities and R.C. Land Company, Inc.'s in American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. became the 100% owner of the entity American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. is owned 75% by Compost America Holding Company, Inc. and 25% owned by Potomac Technologies. For the period October 1, 1996 to January 31, 1997 American BIO-AG Corporation has been included in the consolidated financial statements of the Company.

     12. Minority interest in consolidated subsidiary:

         Newark Recycling and Composting Company, Inc. was incorporated in the State of Delaware on May 10, 1994 with Compost America Company of New Jersey, Ltd. 75% and Potomac Technologies 25%. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. The Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. at January 31, 1997. The Company reflects minority interest as another liability in the balance sheet and as a reduction of net income or net loss in the income statements.

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

              As of January 31, 1997 the Company has advanced $25,000 towards this balance as an indication of good faith with Bio-Services, Inc.

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

     14. Capital stock:

         A) On May 17, 1996 the Company entered into a settlement agreement with Select Acquisitions, Inc., Pasquale Dileo, an officer and shareholders of Select Acquisitions, Inc. and a consultant and shareholder of the Company, and Michael Papa, the former owner and major shareholder of Select Acquisitions, Inc. as a result of various disputes agreed to resolve any and all disputes by certain terms and conditions. As a result of services provided, Select Acquisitions, Inc. and Pasquale Dileo received stock in the Company. In settlement with the disagreements of the shareholders of Select Acquisitions, Inc., the Company issued 80,000 shares of its common stock to the original shareholders, 100,000 shares to Michael Papa and 20,000 shares to Gordon N. Gemma, Esq. for outstanding legal fees. In addition, Michael Papa is to receive from the Company $60,000 for costs, expenses and other payments as a representative of Select Acquisitions, Inc. and the Company. These shares were valued at $2.50 per share.

         B) On July 24, 1996 the Company entered into a consultant agreement with Edward Rodriguez for a term of 2 years. The consultant is to receive $400,00 by the issuance of 400,000 shares of the Company's common stock and an option to purchase 500,000 shares of the Company's common stock immediately exercisable expiring December 31, 2001.

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

          F) On June 30, 1996 the Company issued a total of 3,066 shares to Robert Tardy and 72 shares to Robert C. Myers in exchange for overtime compensations per their consulting agreements. The agreed upon value of the shares was $5 per share which was the value of the service provided.

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

          I) On October 11, 1996 the Company issued 55,500 shares of stock regarding the Newark Project to various individuals. The agreed upon value of the stock was $102,250 or $1.84 per share average price for the services provided.

          J) On October 11, 1996 the Company issued 165,000 shares to attorneys. The agreed upon value was $180,000 or $1.09 per share average price for the services provided.

          K) On October 11, 1996 the Company issued 110,000 shares to consultants. The agreed upon value was $199,500 or $1.81 per share average price for the services provided.

          L) On October 11, 1996 the Company issued 83,500 shares to various engineers, etc. The agreed upon value was $134,250 or $1.22 per share average price for the services provided.

          M) On October 23, 1996 the Company issued 3,000 shares of stock to the law firm of Atkinson Debartolo & Kalapos regarding an agreement which was terminated at a value of $2.00 per share or $6,000.

          N) On December 1, 1996 the Company issued 100,000 shares to a former employee as compensation for services provided. The shares were valued at $.09 per share for the services provided.

          O) On December 1, 1996 the Company issued 6,500 shares of common stock, 1,000 shares at $1.00 per share and 5,500 at $2.50 per share for services.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     14.  Capital stock (continued):

          P) On January 8, 1997, as part of the acquisition agreement for American Soil, Inc., the Company issued 150,000 shares of stock to Ronald Bryce, the former owner of American Soil, Inc. The fair value of the stock was valued at $2.65 per share based on the asset value of American Soil, Inc.

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

                 Monmouth County Project - 100,000 options to purchase 100,000 shares at $2.50 per share for 5 years

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     15. Common Stock Purchase Warrants and Options (continued):

         Summary of Warrants and Options Outstanding:

                                                        Exercise
                                           01/31/97       Price      Expiration
                                           --------       -----      ----------
         Warrants:

         Bedminster Bioconversion Corp      300,000   $     6.00       03/01/01
                                            300,000          .83       04/18/97
                                             60,460         3.00       06/01/99

         David Egarian                      150,000    1.00/1.17    01/31/96-97

         Robert W. Jones III                 75,000    1.00/1.17    01/31/96-97

         B. Michael Pisani                   45,200          .92       06/01/99

         Robert D. Long                       5,800          .92       06/01/99
                                          ---------
                                            936,460
                                           ========

         Options:

         Robert E. Wortmann                 300,000         2.00       04/23/01

         Victor D. Wortmann                 300,000         2.00       04/23/01

         Roger Tuttle                     1,000,000         2.50       11/14/00

         Peter Coker                        100,000         2.00
                                             50,000         5.00
                                             50,000         9.00       06/30/01

         Pasquale DiLeo                     200,000         2.50       04/30/01

         Mark Gasarch, Esq.                 200,000         2.50       05/20/01

         Edward Rodriguez                   150,000         4.00
                                            150,000         5.00
                                            200,000         6.00       12/31/01
                                          ---------
                                          2,700,000
                                          =========

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

         The shareholders of VRH Construction Corp. are also shareholders in Compost America Holding Company, Inc. as well as VRH Construction Corp. VRH Construction Corp. as of April 30, 1996 has advanced $640,072 to the Company. The amount due to VRH Construction Corp. is included in a note payable as of April 30, 1995 due January 15, 1995 with interest at 10%. As of January 31, 1997, the note for $640,072 has been extended from the original due date to April 1, 1997. In addition, VRH Construction Corp. has advanced additional funds amounting to $3,424,283 at January 31, 1997, of which $1,543,866 is payable at 10% due April 1, 1997 and $1,880,417 is interest bearing at 10% per annum and payable on demand. The total loans and notes outstanding at January 31, 1997 amounted to $4,064,355. All advances are anticipated to be paid back upon completion of the Economic Development Bond Funding.

         The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc. through Select Acquisitions, Inc., a shareholder in Compost America Company of New Jersey, Ltd. Select Acquisitions Inc. has advanced $38,060 at October 31, 1996. Bedminster Bioconversion, Inc., an unrelated corporation, received stock purchase warrants as indicated in the notes to consolidated financial statements. There are numerous agreements and intercompany transactions between Compost America Holding Company, Inc. and its subsidiary, Compost America Company of New Jersey, Ltd. and with its related subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc. and Monmouth Recycling and Composting Co., Inc. Chicago Recycling and Composting Company, Inc. and American BIO-AG Corporation. At January 31, 1997 and January 31, 1996 all intercompany transactions have been eliminated except for amounts due from R.C. Land Company, Inc., a former partner in the Joint Venture of American BIO-AG Corporation.

         The Company, at January 31, 1997, has received loans from Roger
          Tuttle, the President of Compost America Holding Company, Inc. and Foundation Systems, Inc., the Principal of which is John Fetter, an officer and shareholder in the Company, in the amount of $90,000 each.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     17. Employment Contracts (continued):

               4)  Medical and health insurance

               5)  Employer grants employee a 1,000,000 shares option to
                    purchase 1,000,000 shares of common stock at $2.50 per share for five years

         As of January 31, 1997 unpaid accrued wages amounted to $519,750 for all contract employees.

     18.  Long-term debt:

                                          Rate           Current        Long-term          Maturity
                                          ----           -------        ---------          --------
          Teepak, Inc.            (A)  Prime & 2%                      $  264,871          extended
          Mortgage payable-Rinker
           Materials Corp.        (B)          7%                       3,730,871          04/01/98
          Mortgage payable-
           Jerry L. Montierth     (C)          7%        $ 26,784         250,045          02/01/15
          Note payable, equipment (D)      10.75%          18,497          21,463          08/20/99
          Note payable, equipment (E)      12.50%          29,868          62,225          06/05/00
          Note payable, equipment (F)       9.50%          29,502          44,237          07/10/99
          Convertible debenture-
           Lionhart               (G)      10.00%                       1,000,000          11/26/99
                                                         --------      ----------
                                                          104,651       5,373,712
          Less unamortized discount                        15,191          32,497
                                                         --------      ----------

                                                         $ 89,460      $5,341,215
                                                         ========      ==========


          A) The loan payable to Teepak, Inc. is for advances to Compost Management, Inc. prior to its merger with Compost America Company of New Jersey, Ltd. on December 1, 1994 which was subsequently assumed by Compost Holding Company, Inc. for the purpose of obtaining necessary permits for a compost facility in Riverdale, Illinois. The loans commenced on January 11, 1993 with repayment terms as follows:

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

          B) The mortgage payable to Rinker Materials Corporation is secured by land which costs $4,095,838 and is payable on April 1, 1998 with all principal and accrued interest at 7%.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     18. Long-term debt (continued):

         C) The mortgage payable to Jerry L. Montierth is payable in annual installments of $26,784 including interest at 7% over 19 years. The mortgage is secured by land located in Meridian, Cachise County, Arizona. The February 1, 1997 payment has not been made as of the statement date.

         D) Equipment which cost $59,920 is pledged as collateral for the note which is payable in monthly installments of $1,541.

         E) Equipment which cost $110,563 is pledged as collateral for the note which is payable in monthly installments of $2,489.

         F) Equipment which cost $93,104 is pledged as collateral for the note which is payable in monthly installments of $2,459.

         G) On November 25, 1996 the Company issued a convertible debenture for $1,000,000 to Lionhart Global Appreciation Fund under a Regulation D offering. The total offering proceeds amounted to $1,030,000 of which $30,000 is a fee to the agent, Kaplan Gottbetter & Levenson, LLP. The debentures are in 10 units of $100,000 each at 10% with a maturity of November 26, 1999. The interest is payable monthly commencing 30 days from the agreement and the notes are redeemable after 90 days at option of the Company. As security, the Company will escrow between 300,000 and 325,000 shares of common stock, pursuant to a registration statement declared effective by the commission, to secure the payments and shall be held by the escrow agent. The stock pledged shall be without restrictive legend.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     18. Long-term debt (continued):

         The maturities of the long-term debt summarized as follows:

                     Year ended April 30,
                            1997                         $   42,453
                            1998                          3,952,766
                            1999                            220,530
                            2000                          1,045,232
                            2001                             26,784
                         Thereafter                          53,450
                                                         ----------
                                                         $5,341,215
                                                         ==========

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

         The Company has a loss carryforward of $6,238,874 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2009 and 2012.

     20. Deposits:

         Deposit on land - Denton Farm, Arizona                   $77,475
         Minalto Corporation - Business equipment                     816
         Robert Fellheimer   - Rent security                        1,525
         VRH Construction - Rent security                           4,000
                                                                  -------
                                                                  $83,816
                                                                  =======

     21. Notes payable, bank:

         The note payable to United Jersey Bank is due March 1, 1997, on demand, at 10% interest.

         Notes payable, others:

         The Company is obligated on a note payable to Roger Tuttle, President of the Company, for $90,000 which is non-interest bearing, unsecured and payable on demand.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     21. Notes payable, bank (continued):

         The Company is obligated on a demand note to Foundation Systems which is non-interest bearing and unsecured in the amount of $90,000..

         The Company is obligated for notes from American BIO-AG Corporation in the amount of $110,250 which are non-interest bearing, unsecured and payable on demand. The notes are payable to Ronald Bryce for $35,250 and to Carl Jones for $75,000.

         The Company is obligated on two notes of $50,000 each payable April
          1997 with interest at 10%. The notes can be converted to stock at a price of $3.00 per share, 30 days prior to the due date.

         The Company is obligated on a note of $1,000 which is payable December
          15, 1997 with interest at 10% to Brokerage Services,Inc.

     22. Supplemental schedule of non-cash investing and financing activities:

                                                            1996        1995
                                                            ----        ----
         May 1, 1995 issued 100,000 shares on
          exercise of warrant by officer of
          Corporation                                                ($1,000)

         Officers compensation                                          1,000

         May 31, 1996 issued 200,000 shares of
          common stock in settlement with Select
          Acquisitions, Inc.                          ($500,000)

         Legal and professional fees                      50,000

         Consulting                                      250,000

         Liquidation of former Select Acquisitions,
          Inc. shareholder disputes for stock of
          the Company                                    200,000

         June 28, 1996 issuance of 305,000 shares
          of common stock in purchase of land
          application assets of R.C. Land Company,
          Inc. by the Company                         ( 762,500)

         Property, plant and equipment                   762,500

         June 30, 1996 and July 30, 1996 issued
          479,304 shares of common stock for
          consulting services                         ( 606,105)

             Consulting services expense                 606,105

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     22. Supplemental schedule of non-cash investing and financing activities (continued):

                                                            1996        1995
                                                            ----        ----

         October 11, 1996 issued 3,000 shares
          for legal services                          (   6,000)

             Legal and professional fees                   6,000

         October 11, 1996 issued 465,000 shares
          of common stock for services and
          outstanding accounts payable                ( 722,760)

             Consulting, legal and professional
               fees                                      218,000

             Payment of accounts payable                 106,760

             Construction in progress, compost
               projects                                  398,000

         December 1, 1996, issued 256,500 shares
          of common stock for services rendered
          and consulting agreement                    ( 421,250)

             Consulting services                          10,000

             Investment in acquisition of American
               Soil, Inc.                                397,500

             Newark Project cost                          13,750

     23. Earnings per share:

                                                          1997         1996
                                                         Primary      Primary
                                                         -------      -------

         Number of shares:
          Weighted average shares
            outstanding                               15,806,386   13,500,489

         Incremental shares for
          outstanding stock
          warrants                                       936,460      906,016

         Incremental shares for
          outstanding stock
          options                                      2,700,000            0
                                                      ----------   ----------
                                                      19,442,846   14,406,505
                                                      ==========   ==========

         Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for 1997 and 1996.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     24. Impairment of investment in subsidiary:

         On June 28, 1996, the Company, through its majority owned subsidiary, Newark Recycling and Composting Company, Inc., acquired all the land application assets of R.C. Land Company, Inc. for 305,000 shares of the Company's common stock, $50,000 in cash and the assumption of a land mortgage of $276,829. The assets acquired at their fair market value are as follows:

              1)  All plans, permits and site specific
                    plans from State of Arizona                  $  755,000

              2)  Various farm lands totaling 5,428
                    acres                                           580,000

              3)  Machinery and equipment                           125,000
                                                                 ----------
                                                                  1,460,000
                  Less mortgage assumed                         (   276,829)
                                                                 ----------

                  Net asset value                                $1,183,171
                                                                 ==========

         Management has determined that the fair value of the stock, due to its restricted nature and in relation to comparable sales, is $2.50 per share or $762,500. The acquired cost of the acquisition from R.C. Land Company, Inc. was $812,500 ($762,000 plus $50,000 cash).

         In addition, on June 28, 1996, Newark Recycling and Composting
          Company, Inc. assigned these assets to American BIO-AG Corporation and acquired the remaining 66 2/3% of American BIO-AG Corporation from R.C. Land Company, Inc. and Twin Rivers Equities. The Company assumed all of the liabilities of American BIO-AG Corporation amounting to $464,273 less the assets acquired of $132,669 for a net amount of $331,604 less the inter company loan of $185,000 or $146,604.

         The total investment in American BIO-AG Corporation by the Company is as follows:

                 Assignment of R.C. Land                         $  812,500

                 Liabilities assumed in acquisition
                  of American BIO-AG                                146,604

                 Original basis                                     811,626
                                                                 ----------

                    Basis in American BIO-AG                     $1,770,730
                                                                 ==========

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     24. Impairment of investment in subsidiary (continued):

         The book value of American BIO-AG Corporation at June 30, 1996 after the assignment of the assets of R.C. Land Company, Inc.:

                 Common stock                           $1,937,263

                 Deficit                                 1,082,563

                    Net worth                           $  854,700
                                                        ==========


         The fair value of the assets of American BIO-AG Corporation at the present value of the expected future cash flow based on management valuation and an outside appraisal indicated a value of $1,460,000 less the mortgage assumed of $276,829 plus the net liabilities of American BIO-AG Corporation, before assignment of R.C. Land Company, Inc.'s assets, of $146,604. The total fair value of American BIO-AG Corporation is $1,329,775 ($1,460,000 - $276,829 + $146,604) which is the value of the investment in American BIO-AG Corporation.

         The impairment loss to the Company would be the total cost basis of the investment in American BIO-AG Corporation of $1,770,730 less the fair value of the assets acquired of $1,329,775.

         Animpairment loss of $440,955 would be recognized in the operating expenses of the Company under the caption "Impairment loss on investment in subsidiary".

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

            Basis of acquisition of American BIO-AG
              Corporation                                             $1,770,730

            Net book value of the assets acquired
              (American BIO-AG Corporation)                              854,700
                                                                      ----------
            Goodwill (excess of cost over the value of
              the assets acquired)                                       916,030
                                                                      ----------
            Base of acquisition                          $1,770,730

            Fair value of investment in American
              BIO-AG Corporation                          1,329,775
                                                          ---------

            Impairment loss                                 440,955      440,955
                                                         ----------   ----------

            Goodwill, net excess value over the assets
              acquired                                                $  475,075
                                                                      ==========

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

     Since its inception, the Company has met its liquidity needs from the proceeds of the sale of its common stock and from loans made by directors of the Company and by VRH Construction Corporation, a principal shareholder of the Company whose owners are directors of the Company and by other individuals and entities not affiliated with the Company. The Company received $1,365,860 from private sales of its common stock during the fiscal year ended April 30, 1996, $906,409 from private sales of its common stock during the fiscal year ended April 30, 1995 and $692,000 during the period December 1993 through April 30, 1994. Since April 30, 1996 through January 31, 1997, the Company has raised $603,097 through private sales of its common stock. In addition, VRH Construction Corporation made loans to the Company totalling $2,869,116 during the fiscal year ended April 30, 1996 and $640,072 during the fiscal year ended April 30, 1995. Since April 30, 1996 through January 31, 1997, VRH Construction Corporation has loaned an additional $510,000 to the Company. Other loans to the Company since April 30, 1996 through January 31, 1997 have totalled $1,598,000. Total funds raised from the sale of common shares and loans from shareholders and others from December 1993 through April 30, 1996 are $6,473,457, plus an additional $2,711,097 since April 30, 1996 through January 31, 1997.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                                 None

Item 2. - Changes in Securities

          (a) None

          (b) None

          (c) During the fiscal quarter ended January 31, 1997, the Company issued 150,000 shares of its common stock, without registering the securities under the Securities Act of 1933, as amended. There were no underwriters involved in the transaction, no underwriting discounts or commissions and no sales for cash. These 150,000 shares were issued to Robert F. Young, Jr. on January 10, 1997 as part of the acquisition by the Company of all of the outstanding shares of American Soil, Inc. In light of the small number of purchasers (one) and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.

Item 3. - Defaults Upon Senior Securities                                   None

Item 4. - Submission of Matters to a Vote of                                None
          Security Holders

Item 5. - Other Information                                                 None

Item 6. - (a) Exhibits                                                      None

          (b) Reports on Form 8-K                                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                      COMPOST AMERICA HOLDING COMPANY, INC.
March 21, 1997             (Registrant)

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