Form 10KSB
period 1997-04-30
COMPOST AMERICA HOLDING CO INC
filed 1997-08-12
CIK 1008882

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

                       For the fiscal year ended April 30, 1997
                               Commission File #0-27832


         COMPOST AMERICA HOLDING COMPANY, INC.
 ................................................................
(Exact name of registrant as specified in its charter)

    New Jersey                     22-2603175
____________________________     __________________________
(State or other jurisdiction of  (I.R.S. Employer
incorporation or organization)   Identification No.)



320 Grand Avenue    Englewood, New Jersey        07631
_____________________________________________ _______________
(Address of Principal Executive Office)       (Zip Code)

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

Yes   X   No
    -----   -----

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

                                       $147,466

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days - $ 17,564,645 (approximate as of July 31, 1997)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock -  18,707,277 shares outstanding as at July 31, 1997.

Documents Incorporated By Reference - None

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       1285 Ave. of the Americas
                                       3rd  Floor
                                       New York, New York  10019

                                        PART I


ITEM 1.
DESCRIPTION OF BUSINESS

BACKGROUND

     The Company was incorporated on August 20, 1981 in the State of New Jersey under the name Alcor Energy and Recycling Systems, Inc. ("Alcor") for the purpose of designing, constructing, managing and operating resource recovery facilities. On January 23, 1995 Alcor acquired all of the outstanding shares of Compost America Company of New Jersey, Ltd. ("CANJ"), which had been incorporated on December 17, 1993 in the State of Delaware for similar purposes, and subsequently changed its name to Compost America Holding Company, Inc. The Company conducts its business directly, through its wholly-owned subsidiary CANJ, and through its wholly-owned subsidiary American Soil, Inc., a New York corporation. The Company has two other wholly-owned subsidiaries, both presently inactive; Compost America Technologies, Inc., incorporated in Delaware on June 15, 1995 to license certain rights to composting technology and Gardenlife Sales Company, Inc., incorporated in Delaware on March 1, 1996 to handle future sales of produced compost by the Company. CANJ itself has six subsidiaries, Newark Recycling and Composting Company, Inc. ("NRCC"), incorporated in Delaware on May 10, 1994, owned 75% by CANJ and 25% by Prince Georges Contractors, Inc., doing business as Potomac Technologies, Inc. ("PTI"), an unaffiliated company, with NRCC itself owning 100% of American Bio-Ag, and five wholly-owned subsidiaries, Monmouth Recycling and Composting Co., Inc., incorporated in Delaware on May 10, 1994, Chicago Recycling and Composting Company, Inc., incorporated in Delaware on August 4, 1995, Gloucester Recycling and Composting Company, Inc., incorporated in Delaware on August 15, 1994, Philadelphia Recycling and Composting Company, Inc., incorporated in Pennsylvania on March 8, 1995 and Miami Recycling and Composting Company, Inc., incorporated in Delaware on November 17, 1995, which itself owns all of the outstanding common stock of Bedminster Seacor Services Miami Corporation, a Florida corporation. Unless otherwise indicated, references to the Company includes the Company and its subsidiaries and CANJ and its subsidiaries.

      The Company is a development stage company which, through its subsidiaries, will construct, manage and own enclosed organic material recycling compost manufacturing plants. Composting is a method of converting the organic portion of garbage (Municipal Solid Waste--"MSW") and sewage sludge into a peat moss like product with agronomic benefits. The Company will be paid fees ("tipping fees"), just as landfills and incinerators are paid, for receiving and processing the organic waste and sewage sludge. The Company also will receive revenues from the sale of the compost it produces. The Company anticipates that it will be competitive with other waste management options by locating its plants convenient to urban centers, thus eliminating the need to use local transfer stations and reducing the transportation costs associated with hauling waste to distant out-of-state landfills. The Company's first two projects will be a 200,000 square foot fully enclosed composting facility in Newark, New Jersey ("Newark Project"), which is 75% owned by the Company through CANJ, and 25% owned by PTI, and a 200,000 square foot fully enclosed composting facility in Dade County, Florida ("Miami Project").

      The Company's executive offices are located at 320 Grand Avenue, Englewood, New Jersey 07631-4355. The Company's telephone number is (201) 541-9393; fax (201) 541-1303.

INTRODUCTION

     The Company is a development stage company in the business of developing large scale Company owned organic waste recycling facilities which will process commercial and residential food, soiled paper and coated cardboard, among other organic wastes, which are found in municipal and commercial solid wastes ("organic waste") and sewage sludge ("biosolids") from municipal waste water plants into compost and, in the business of the land application of biosolids. The Company through its subsidiary entities, currently has five projects actively under development and is negotiating for additional projects which it plans to acquire through acquisition, merger or joint venture. To date, the Company has had no significant revenues from operations and has utilized private financing for the development of each of its projects and for general corporate expenses.

     The Company uses a combination of patented and proven technologies currently in use at composting plants in Europe and the United States. The Company plans to construct fully enclosed, environmentally sound facilities, each capable of processing 300 to 700 tons per day of varying amounts of organic waste and biosolids. Initial efforts have been concentrated (1) in New Jersey, where a progressive regulatory environment, extensive waste supply and some of the highest organic waste and biosolids disposal ("tipping") fees in the United States make it a most attractive market for the Company to develop composting facilities and where, in Newark, New Jersey and Miami, Florida, the Company hopes shortly to commence construction of its first enclosed composting facilities; (2) in Florida, where the City of Miami has entered into a 30 year "put or pay" contract with a corporation which the Company recently has acquired, and where the Company, on March 29, 1996, purchased property for which it has received a state composting permit; (3) in Chicago, where a site has been optioned and a permit application has been filed and a Facility Construction and Development Permit received for a composting facility; (4) in Monmouth County, New Jersey, where an agreement has been executed to acquire property where the Company believes a permit may be obtained to build an invessel composting facility, and (5) in Gloucester City, New Jersey, where a demonstration composting project is in the final stages of planning and, upon proof of concept to the local Mayor and Council, will be upgraded to a full scale commercial facility.


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

     The United States each year generates approximately 300 million tons of solid waste, of which approximately seventy percent, or 120 million tons, are organic compostables and approximately 200 million tons of biosolids from sewage sludge and commercial waste water plants. The following milestones have occurred which created forces of change which had the effect of permanently restructuring America's waste management industry and created a significant composting opportunity:

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

* The Federal Clean Water Act of 1977 resulted in substantial funding to state and local governments through the "Construction Grants Program" to upgrade domestic treatment works. Through this upgrade, domestic treatment works advanced beyond primary treatment to add secondary microbial treatment and chemical tertiary treatment. This resulted in a production of higher quantities of biosolids. In addition, under the National Pollutant Discharge Elimination System permitted program, industrial pretreatment resulted in substantially cleaner biosolids which are ideal for composting and use as a landscape/manufactured topsoil product in commerce.

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

     This continued closure of existing landfills will not only have a significant impact on alternative technologies for disposing of organic solid waste, but the higher cost of development, permitting and operating new landfill space, along with increased transportation and transfer station fees, will create a pricing floor allowing for the growth of alternative waste solutions and technologies specifically emphasizing composting. Disposal costs, including transportation, transfer station thruput fees and landfill tip fees, are highest along the Eastern seaboard. In some areas, such as Florida, the Mid-Atlantic states and New England, disposal costs are in excess of $60 a ton, and in northern New Jersey, disposal rates are in excess of $100 per ton.


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

* Should waste flow regulations be eliminated, the nearest out-of-state disposal facilities may be heavily used beyond permitted and logistical capabilities leading to long lines, time delay and heightened regulatory scrutiny by state and local enforcement agencies. Solid waste haulers are primarily in the "collection" industry. Being able to move quickly in and out of the Company's Newark facility will be of great utility to these haulers, for whom "time is money."

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


THE COMPANY'S RESPONSE

INTRODUCTION

     With proven technologies and strategically located sites in Newark, New Jersey, Chicago, Illinois and Miami, Florida, along with the possible acquisition of existing operating companies, the Company believes that it is poised to meet a significant portion of the organic recycling market demand.

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

BLACK & VEATCH. Established in 1915, Black & Veatch has evolved into one of the largest and most respected engineering and construction companies in the world. With more than 4,800 professionals and 45 offices around the world, the firm is constantly ranked among the top 10 firms in various design and construction categories according to leading environmental and construction industry publications. Black & Veatch Environmental Enterprises provides turnkey services
- project development, engineering, financing, procurement, construction and operation services - and program/construction management for public and private sector environmental projects. Black & Veatch will serve as the Engineering, Procurement and Construction contractor for the Company's projects and will provide a seamless transition to Professional Services Group for the actual operation of the facility.

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

POTOMAC TECHNOLOGIES, INC. Potomac Technologies, Inc. ("PTI") has successfully performed many contracts related to the operation, maintenance and construction of wastewater treatment facilities. PTI maintains the distinction of being one of the only minority -owned entities in the United States engaged in the business of managing biosolids. From 1984 to 1991, PTI successfully performed the composting of biosolids for the city of Washington, D.C. and presently is a subcontractor to a joint venture under contract with the District of Columbia to beneficially use approximately 1,000 wet tons per day of biosolids through land application. PTI is a 25% equity partner in the Company's Newark project.


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

PROJECT DESCRIPTIONS


NEWARK PROJECT

     Newark Recycling and Composting Company, Inc., owned 75% by CANJ and 25% by PTI, is developing a 1200 ton per day in-vessel composting facility located on a 12 acre site in the East Ward of Newark, New Jersey, at the convergence of Routes 78, 1, 9 and the New Jersey Turnpike. The plant is designed to compost sewage sludge from any one or a combination of sludge generators from the New Jersey/New York metropolitan area while utilizing source separated food/paper/wood wastes as the bulking agent. The plant also is permitted to dewater liquid sludge which may be provided from municipal and commercial wastewater plants located in New Jersey. The City of Newark granted preliminary approval to build the facility on November 21, 1994 and final site plan approval on January 30, 1995. Final design drawings and plans have been submitted to the NJDEP. NJDEP air permits have been received, and notice of intent to issue facility operating permits was issued on August 2, 1995.

     A final R.W. Beck market demand and feasibility report is anticipated in December, 1997, together with final cost estimates, a guaranteed maximum price construction contract from Black and Veatch Construction Corporation and a maximum price/minimum thruput operations, maintenance and management contract from Professional Services Group. The managing underwriter for the project, Paine Webber Incorporated, has advised the Company that it anticipates a closing of approximately $75,000,000 in principal amount of project revenue bonds of the New Jersey Economic Development Authority in early 1998 to finance this facility. Construction is anticipated to begin immediately thereafter.

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

     Upon the successful operation of this Demonstration Project, the Company plans to seek approval to construct a food/fiber waste composting facility at the same site. The materials to be processed will come from surrounding New Jersey counties as well as from Philadelphia. The Company anticipates that all required local approvals will be obtained by the first quarter of 1998. The Company signed a thirty year lease/purchase agreement with the City of Gloucester to purchase the property owned by the City.

MONMOUTH PROJECT

     Monmouth Recycling and Composting Co., a wholly owned subsidiary of the Company, has entered into a purchase option agreement on 15 acres in Freehold Township, Monmouth County, New Jersey. The property is adjacent to a permitted outdoor windrow composting facility which the Company had signed an agreement, amended various times, to purchase by June 30, 1996, and did purchase in October 1996. The outdoor facility is permitted to compost up to 50,000 tons per year of supermarket produce waste and yard wastes. The Company had intended to merge these two facilities, and may attempt to revive the agreement if the environmental concerns are satisfactorily resolved.

COMPANY FINANCING

     The ability of the Company to successfully complete these projects is dependent upon, among other factors, continued Company financing to cover Company overhead, the completion of project financing to cover the costs of project construction and the acquisition of all applicable permits to allow for the construction and operation of the projects.

PROJECT FINANCING

     On February 13, 1996 the Company entered into an agreement (the "Master Letter Agreement") with Paine Webber Incorporated ("Paine Webber") pursuant to which Paine Webber agreed to act as sole financial advisor and senior managing underwriter for the Company's projects. On that same date the Company's 75%owned subsidiary, Newark Recycling & Composting Co., Inc. ("NRCC") entered into an agreement (the "Newark Project Letter Agreement") with Paine Webber pursuant to which Paine Webber agreed to act as sole financial advisor and senior managing underwriter for NRCC to raise approximately $75 million in a senior-lien tax exempt bond financing to finance the Newark Project. On that same date the Company's wholly-owned subsidiary, Monmouth Recycling & Composting Co., Inc.("MRCC") entered into an agreement (the "Monmouth Project Letter Addendum") with Paine Webber pursuant to which Paine Webber agreed to act as sole financial advisor and sole managing underwriter to raise up to $30 million in a senior-lien tax-exempt bond financing to finance the Monmouth Project. Paine Webber will act exclusively on behalf of the Company in those geographic areas where the Company intends to operate composting facilities. All agreements with Paine Webber are subject to certain terms and conditions as set forth therein.

     Paine Webber anticipates a closing of approximately $75 million for the Newark Project in early 1998, making funds available for the commencement of construction for this Project immediately thereafter. In addition, Paine Webber anticipates a closing of approximately $50 million for the Miami Project in the last quarter of 1997, making funds available for the commencement of construction for this Project immediately thereafter. Without this project financing, the Company will be unable to construct or operate these proposed facilities, and the Company's future viability would be in doubt.

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

     6. November 27, 1995--City of Newark Department of Engineering issues a Soil Erosion and Sediment Control permit.

     7. February 26, 1996--Company notified that Final Construction Approval has been authorized by the City of Newark.

    8. August 6 1996--Treatment Works Approval issued.

    9. December 26, 1996--Essex County Solid Waste Plan approval to process up to 1,200 TPD authorized (issued December 30, 1996)

    10. January 1997--Remedial Action Workplan for site completed. Approval for remediation issued by NJDEP Division of Responsible Party Site Remediation on June 11, 1997.

    11. February 1997--Phase I Environmental Audit completed. State of New Jersey recommends no further action needed.

    12. April 1, 1997--Air Quality Permit Modification issued to allow the processing of 1200 TPD.

    13. April 29, 1997--Stream Encroachment Waiver issued.

    14. June 4, 1997--Authorization for Freshwater Wetlands Statewide General Permit issued.

    15. June 4, 1997--Facility accepted in the State of New Jersey Solid Waste Plan for up to 1200 TPD.

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

CHICAGO PROJECT

     1. All local approvals to operate and construct received from Village of Riverdale, Illinois.

     2. December 1, 1995--Illinois Environmental Protection Agency, Bureau of Land, issues a construction and development permit for a facility to compost 350 tons per day of source separated organics and sewage sludge.

    3. January 14, 1997 --Village of Riverdale approved the Host Community Agreement and Real Estate Tax Abatement resolution. The Village of Riverdale Engineer previously had approved the site infrastructure plans.

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

EMPLOYEES

     The Company presently employs a total of 8 persons, one is an officer of the Company, 2 of whom are administrative personnel and 5 of whom are involved in project development. None of the Company's employees are subject to collective bargaining agreements and the Company has not experienced any labor difficulties, work stoppages or strikes.


ITEM 2.
DESCRIPTION OF PROPERTY

     The Company maintains its executive, finance and accounting offices at 320 Grand Avenue, Englewood, New Jersey rent-free within the offices VRH through March 31, 1996 and thereafter at $4,000 per month for five years, plus real estate taxes and electricity over the base year.

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

     On July 1, 1995 Gloucester City (lessor) and Gloucester Recycling and Composting Company, Inc. (lessee) entered into a lease agreement for certain real property located in Gloucester City, New Jersey containing approximately
7.98 acres and also Parcel No. 2 (Block 120, Lot 1) if acquired by Gloucester City. Approximately 12 acres of Parcel No.2 shall be dedicated for the full scale, permanent composting facility. The lease shall commence on March 7, 1996 for an initial term of 24 consecutive months. With the lessor's consent the lessee shall have the right and option to extend the term for an additional 30 years. The rent is based on a rent formula (See Note 7(C)(1) of Notes to Consolidated Financial Statements).

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

ITEM 3.
LEGAL PROCEEDINGS

     There are no material legal proceedings in which the Company is involved except that, in 1997, an action was commenced by Praxair, Inc. and Praxair Foundation in Superior Court of New Jersey, Essex County, Law Division, against Newark Recycling and Composting Company, Inc. seeking payment in full of a $2,100,000 note and mortgage, as well as unpaid interest, expenses and attorney's fees and, in a second action, commenced by the same plaintiffs in Superior Court of New Jersey, Essex County, Chancery Division, seeking to foreclose on the property on which the Newark Project would be developed, which property is collateral for the note. The Company is seeking to refinance this note and mortgage, and believes that by making certain payments on account, these actions will be held in abeyance pending this refinancing.

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


                       Quarterly Common Stock Price Range


                         High Bid    Low Bid
                       ----------  ----------
1994/1995:
Quarter ended 7/31..............  no bid      no bid
Quarter ended 10/31.............  no bid      no bid
Quarter ended 1/31..............  unpriced    unpriced
Quarter ended 4/30..............  unpriced    unpriced

1995/1996:
Quarter ended 7/31..............  $6.00       $4.00
Quarter ended 10/31.............  $6.50       $5.50
Quarter ended 1/31..............  $6.50       $5.75
Quarter ended 4/30............... $6.00       $4.75

1996/1997:
Quarter ended 7/31............    $5.50       $4.38
Quarter ended 10/31.............  $5.25       $4.13
Quarter ended 1/31............    $5.00       $3.13
Quarter ended 4/30............    $3.88       $1.72


     As of July 31, 1997, there were approximately 360 holders of record of the shares of the Company's Common Stock.

     To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future may be limited by future preferred stock issuances or by lenders.

     During the fiscal quarter ended April 30, 1997, the Company issued 282,434 shares of its common stock, without registering the securities under the Securities Act of 1933, as amended, to 12 individuals for services rendered valued at $0.50 per share. There were no underwriters involved in the transaction, and no underwriting discounts or commissions. In light of the small number of purchasers and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering. A complete listing of all issuances of unregistered common shares by the Company during its fiscal year ended April 30, 1997 may be found in Notes to Consolidated Financial Statements, Note 5, AA through TT.


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

     Since its inception, the Company has met its liquidity needs from the proceeds of the sale of its common stock and from loans made by directors of the Company, by VRH Construction Corporation, a principal shareholder of the Company whose owners are directors of the Company, and by other individuals and institutions not affiliated with the Company. The Company received $1,365,860 from private sales of its common stock during the fiscal year ended April 30, 1996, $906,409 from private sales of its common stock during the fiscal year ended April 30, 1995 and $692,000 during the period December 1993 through April 30, 1994. Since April 30, 1996 through April 30, 1997, the Company has raised an additional $737,154 through private sales of its common stock.

     In addition, VRH Construction Corporation made loans to the Company totalling $2,869,116 during the fiscal year ended April 30, 1996 and $640,072 during the fiscal year ended April 30, 1995. Since April 30, 1996 through April 30, 1997, VRH Construction Corporation has loaned an additional $555,167 to the Company. Other loans to the Company since April 30, 1996 through April 30, 1997 have totalled $1,885,800.

    Total funds raised from the sale of common shares and loans from shareholders from December 1993 through April 30, 1996 are $6,473,457, plus an additional $3,178,121 since April 30, 1996 through April 30, 1997.

    Significant revenues from operations are not anticipated until 1999, when the Company's initial projects will be fully constructed and operational. Until that time, the Company anticipates that it will need an additional $3,000,000 to meet current debt obligations, provide additional development capital for its various projects and fund ongoing corporate overhead expenses. The Company anticipates that it will be able to secure these funds from the sale of additional common shares and/or the issuance of additional debt. In addition, the Company expects to have completed project financing for the construction of the Company's facilities in Miami, Florida and Newark, New Jersey prior to the end of the current fiscal year and the Company may receive development fees and management fees in connection with this project financing.

    The Company does not expect to perform any significant product research and development and does not expect any significant changes in the number of employees in the current fiscal year. The Company does expect to commence construction of its Miami, Florida and Newark, New Jersey composting facilities during the current fiscal year, and, financing and weather permitting, may also commence construction of its Chicago facility.

ITEM 7.  FINANCIAL STATEMENTS

(a) Consolidated Balance Sheet as at April 30, 1997
(b) Consolidated Statement of Income (Loss) for the fiscal years     ended
    April 30, 1997, April 30, 1996 and December 17, 1993   (inception) through
    April 30, 1997
(c) Consolidated Statement of Stockholders' Equity from December 17, 1993 (inception) through April 30, 1997
(d) Consolidated Statement of Cash Flows for the fiscal years ended April 30, 1997, April 30, 1996 and December 17, 1993 (inception) through April 30, 1997
(e) Notes to Consolidated Financial Statements




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

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

             Directors and Executive Officers

     The following persons were directors and officers of the Company as at July 31, 1997.

     Name                     Age          Position(s)
-------------------------  -----------  ------------------------
Victor D. Wortmann, Sr.        60         Chairman of the Board;
                                             Director
Roger E. Tuttle                57         President and
                                             Principal Executive
                                             and Financial
                                             Officer; Director
John B. Fetter                 46         Executive Vice Presi-
                                             dent; Treasurer;
                                             Director
Alfred A. Rattie               43         Vice President--
                                             Marketing
Robert E. Wortmann             58         Secretary; Director
Pasquale J. Dileo              45         Director



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

     Roger E. Tuttle is the Company's President, Chief Executive and Financial Officer and a Director, and was its founder. He has twelve years experience in compost research and in developing marketing programs for the beneficial use of compost, serving as the President for Earthlife Sales Co. from 1988 through March 1990, President of Bird Compost Management, Inc. from April 1990 through March 1992 and of Compost Management, Inc. from March 1992 until it was merged into the Company. Mr. Tuttle was a founding board member of the Composting Council in Washington, D.C., the industry trade association. He is a member of the New Jersey Department of Environmental Protection sludge management task force, responsible for developing a statewide sludge management plan, is a contributor to the United States Environmental Protection Agency research on beneficial use of organic waste.

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

    Robert E. Wortmann, the Company's Secretary and a Director, is the Vice President of VRH Construction Corporation. He, along with his brother, Victor D. Wortmann, Sr. founded VRH in 1958. He is the principal in charge of all estimating, and has been the project executive on numerous projects including the Delta Air Lines Terminal at La Guardia Airport, the People Express and Continental Terminals at Newark International Airport, the Air France and Sabena Terminals at JFK Airport, the Port Authority of New York and New Jersey Maintenance Complex, the Northwest Airlines Maintenance Complex at La Guardia Airport, and the current International Terminal at Newark Airport. Mr. Wortmann is a graduate of the University of Miami, School of Engineering (B.S.C.E. 1961). He spends approximately five hours per week on Company business, and receives no compensation as either an officer or director of the Company.

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

ITEM 10.
EXECUTIVE COMPENSATION


    (b)  SUMMARY COMPENSATION TABLE

Name                        Annual Compensation                       All
and          Fiscal                        Other                      Other
Principal    Year                          Annual                     Compen-
Position     Ended      Salary    Bonus    Comp.    Long-Term Comp.   Sation
--------     -----      ------    -----    ------   ---------------   -------
Roger E.     4/30/97   $ 60,000    none     none     none              none
Tuttle,      4/30/96   $ 60,000    none     none     none              none
Pres. CEO    4/30/95   $ 60,000    none     none     none              none

John B.      4/30/97   $   none    none     none     none              none
Fetter,      4/30/96   $ 10,000    none     none     none              none
Vice-Pres.   4/30/95   $ 30,000    none     none     none              none

Alfred A.    4/30/97    $60,000    none     none     none              none
Rattie,      4/30/96    $60,000    none     none     none              none
Vice-Pres.   4/30/95    $60,000    none     none     none              none

Gary Son-    4/30/97      n/a       n/a      n/a      n/a               n/a
dermeyer,    4/30/96    $30,000    none     none     250,000 shares    none
Vice-Pres.   4/30/95      n/a       n/a      n/a      n/a               n/a

George S.    4/30/97    $ n/a       n/a      n/a      n/a               n/a
Chu,         4/30/96    $ 7,500    none     none     none              none
Vice-Pres.   4/30/95      n/a       n/a      n/a      n/a               n/a


    (c)  OPTIONS/SAR GRANTS TABLE

            Number of   %age of
            Shares      Total
            Under-      Options
            lying       Granted
            Options     in Fiscal   Exercise or Base    Expiration
Name        Granted     Year        Price  per  Share   Date
----        -------     --------    -------------------------
R. Tuttle   1,000,000     35%            $2.50        11/14/2000
J. Fetter     none        n/a            n/a               n/a
A. Rattie     none        n/a            n/a               n/a
G. S'meyer    n/a         n/a            n/a               n/a
G. Chu        n/a         n/a            n/a               n/a

(d) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
    FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                        Number of
                                        Shares Under      Value of
                                        Unexercised     Unexercised
                Shares                  Options at      In-The-Money
                Acquired    Value       Fy-end; All      Options at
Name            On Exerc.   realized    Exercisable        Fy-end
------------    ---------   --------    -------------   ------------
R. Tuttle       none        none         1,000,000          n/a
J. Fetter       none        none            none            n/a
A. Rattie       none        none            none            n/a
G. S'meyer      none        none            none            n/a
G. Chu          none        none            none            n/a

Note: The market price of the Registrant's common stock at the 4/30/97 fiscal year end was $2.25 per share.


    (e)  LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

    None of the persons included in (b) above were covered by any plans.


    (f)  COMPENSATION OF DIRECTORS

    No Director of the Registrant is compensated for serving as a director.



    (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
         CHANGE-IN-CONTROL ARRANGEMENTS

    None of the persons included in (b) above were covered by any employment contracts, termination of employment or change-in-control arrangements other than as set forth in the employment agreement set forth herein.

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

    On November 16, 1996 Gary Sondermeyer resigned as a vice-president of the Company and his employment agreement was terminated by mutual agreement. On December 1, 1996 George Chu resigned as a vice-president of the Company. He did not have an employment agreement.


    (h)  REPORT ON REPRICING OF OPTIONS/SARS

    None

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company has only one class of voting securities, its Common Stock, no par value. As at July 31, 1997, the Company had 18,707,277 shares of its Common Stock issued and outstanding. The following table sets forth certain information with respect to each beneficial owner of five percent or more of the outstanding shares of the Company's Common Stock, each officer and each director of the Company and all officers and directors of the Company as a group.

                                Amount and
                                Nature of
Name and Address                Benefits of      Percent of
of Beneficial Owners (A)        Ownership        Class
------------------------        -----------      ----------

Pasquale J. Dileo                   562,360(1)      3.0%
  832 Bay Avenue
  Toms River, NJ 08753
  (Director)

John B. Fetter                    2,748,610(2)     14.7%
  820 Gatemore Road
  Bryn Mawr, PA 19010
 (Vice President, Trea-
   surer, Director)

Alfred A. Rattie                    595,000         3.2%
  29 East Ridge Avenue
  Sellersville, PA 18960
  (Vice President)

Select Acquisitions, Inc.           423,360         2.3%
  832 Bay Avenue
  Toms River, NJ 08753

Roger E. Tuttle                   4,407,105(4)     22.4%
  3105 Gibson Lane
  Doylestown, PA 18901
 (President, CEO,
   Director)

Robert E. Wortmann                2,002,358(5)     10.5%
  80 Knollwood Road
  Upper Saddle River, NJ 07158
  (Secretary, Director)

Victor D. Wortmann, Sr.           1,922,358(6)     10.1%
  47 Mill Glen Road
  Upper Saddle River, NJ 07158
  (Director)

Officers and Directors As        11,832,933(7)     58.3%
As A Group (6 Persons)

---------------
* Less than 1%

(A) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned.

(1) Includes 139,000 shares owned directly by Mr. Dileo and 423,360 shares owned by Select Acquisitions, Inc., of which Mr. Dileo is President.

(2) Includes 2,528,610 shares owned by John B. Fetter directly, 100,000 shares owned by Marilyn S. Fetter, his wife and 120,000 shares owned by various trusts, of which John B. Fetter is a trustee.

(4) Includes 2,333,509 shares owned by Roger E. Tuttle directly, 6,000 shares owned by William Tuttle, his son and 100,000 shares owned by Elizabeth Tuttle, his wife. Also includes 967,596 shares over which Mr. Tuttle has voting control and 1,000,000 shares which may be acquired within sixty (60) days upon the exercise of options.


(5) Includes 807,500 shares owned by Robert E. Wortmann directly, 40,000 shares owned by Mary Wortmann, his wife, 150,000 shares owned by Robert E. Wortmann, Jr., his son, 150,000 shares owned by Erika Wortmann, his daughter, 150,000 shares owned by Andrea Wortmann, his daughter and 404,858 shares owned by VRH Construction Corporation, a company controlled by Mr. Wortmann and his brother, Victor D. Wortmann, Sr. Also included in the holdings of Victor D. Wortmann, Sr. Also includes 300,000 shares which may be acquired within sixty (60) days upon the exercise of options.

(6) Includes 817,500 shares owned by Victor D. Wortmann, Sr. directly, 200,000 shares owned by Victor D. Wortmann, Jr., his son, 200,000 shares owned by Susan Ann Curran, his daughter and 404,858 shares owned by VRH Construction Corporation, a company controlled by Mr. Wortmann and his brother, Robert E. Wortmann. Also included in the holdings of Robert E. Wortmann. Also includes 300,000 shares which may be acquired within sixty (60) days upon the exercise of options.

(7) Includes 1,600,000 shares which may be acquired within sixty (60) days upon the exercise of options and warrants. As at July 31, 1996, the Company had 18,707,277 shares outstanding. An additional 4,561,460 shares were subject to acquisition within sixty (60) days upon the exercise of options and warrants, for a total of 23,268,737.


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

     From May 1, 1994 through April 30, 1997, VRH has made loans to the Company totalling $4,064,355. These loans bear interest at ten (10%) percent per annum and are due October 1, 1997. In addition, since May 1, 1994, Victor D. Wortmann, Sr. and his family purchased additional shares of CANJ which, when exchanged for shares of the Company, totalled 1,180,000 shares of the Company's common stock for a total consideration of $75,750. During this same period, Robert E. Wortmann and his family purchased additional shares of CANJ which, when exchanged for shares of the Company, totalled 1,180,000 shares of the Company's common stock for a total consideration of $75,750. CANJ was a privately-held company and the purchase price of the CANJ shares was established arbitrarily by its management. In December 1995 Robert E. Wortmann purchased 40,000 shares of the Company's common stock directly from the Company for $2.50 per share, or a total of $100,000. These shares were restricted as to transfer, and were acquired at a time when the market price for the Company's common stock was approximately $5.00 per share. On April 23, 1996 Victor D. Wortmann, Sr. and Robert E. Wortmann each were granted options to purchase 300,000 shares of the Company's common stock at $0.01 per share exercisable immediately through April 23, 2001 in consideration for making high risk, unsecured loans to the Company.

    The Company leases its executive offices from VRH Construction Company, as set forth in Item 2 herein.

    George Chu, former Vice President of the Company, exercised options and acquired 100,000 shares of the Company's common stock on May 1, 1995 for $1,000.

    Gary Sondermeyer, former Vice President of the Company, exercised options and acquired 100,000 shares of the Company's common stock on July 1, 1996 for $1,000.

    Employment agreement of Roger E. Tuttle, and compensation of Gary Sondermeyer, Roger E. Tuttle, Alfred Rattie, George Chu and John Fetter are set forth in Item 10 above.

    In addition to the transactions set forth above, issuances of the Company's common shares to its officers, directors and Select Acquisitions, Inc. are set forth in the Notes to Consolidated Financial Statements included herein, specifically note 5 (Common Stock), note 7 (Agreements), note 14 (Common Stock Purchase Warrants and Options), note 15 (Related Party Transactions) and Note 16 (Employment Contracts).

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits required by Item 601 of Regulation S-B

         2.  Plan of Acquisition,
             Reorganization, etc.           (1)

         3.  Articles of Incorporation      (1)
             and By-Laws

         4.  Instruments defining           (1)
             the Rights of Security
             Holders

         9.  Voting Trust Agreement         None

        10.  Material Contracts             Employment Agreement
                                            of Roger E. Tuttle (1)

        11.  Statement re Computation       See Note 28 to
             of Per Share Earnings          Financial Statements

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

        18.  Letter on Change in            none
             Accounting Principles

        21.  Subsidiaries of the            see Part I, Item 1,
             Registrant                     Background,
                                            herein

        22.  Published Report Regarding     none
             Matters Submitted to Vote

        23.  Consents of Experts and        not applicable
             Counsel

        24.  Power of Attorney              none

        27.  Financial Data Schedule        not required

        28.  Reports to State Insurance     not applicable
             Regulatory Authorities

        99.  Additional Exhibits            None

(1) Incorporated by Reference to Registration Statement on Form S-1; File No. 333-1592; effective June 7, 1996



    (b)  Reports on Form 8-K during the last quarter -  None

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:              COMPOST AMERICA HOLDING COMPANY, INC.
August 12, 1997    (Registrant)

                 By:  /s/ ROGER E. TUTTLE
                   Roger E. Tuttle, President and Principal
                               Executive Officer, Principal
                               Financial and Acocunting
                               Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



ROGER E. TUTTLE     August 12, 1997    By: /s/ ROGER E. TUTTLE
President, Principal Executive          Roger E. Tuttle
Officer, Director



JOHN B. FETTER      August 12, 1997    By: /s/ JOHN B. FETTER
Executive Vice President,                John B. Fetter
Treasurer, Director

VICTOR D. WORTMANN  August 12, 1997    By: /s/ VICTOR D. WORTMANN
Chairman, Director                       Victor D. Wortmann


ROBERT E. WORTMANN  August 12, 1997    By: /s/ ROBERT E. WORTMANN
Secretary, Director                      Robert E. Wortmann


PASQUALE J. DILEO   August 12, 1997    By: /s/ PASQUALE J. DIELO
Director                                 Pasquale J. Dileo

Roger E. Tuttle, John B. Fetter, Victor D. Wortmann, Robert E. Wortmann and Pasquale J. DiLeo constitute all of the members of the Registrant's Board of Directors.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

            PERIOD ENDING APRIL 30, 1997 AND THE PERIOD DECEMBER 17, 1993
                            (INCEPTION) TO APRIL 30, 1997








                                       CONTENTS


                                                                     Page



Independent auditors' report                                         F-2

Consolidated financial statements:

    Balance sheet                                                    F-3

    Statement of income (loss)                                       F-4

    Statement of stockholders' equity                             F-5 - F-7

    Statement of cash flows                                          F-8

    Notes to consolidated financial statements                    F-9 - F-80


Supplementary information to consolidated financial statements:

Report of independent auditors on statement of operating expenses    F-81

  Schedule of operating expenses                                     F-82

                         [LETTERHEAD OF ZELLER WEISS & KAHN]





                             INDEPENDENT AUDITORS' REPORT



Board of Directors
Compost America Holding Company, Inc. and Subsidiaries
Doylestown, Pennsylvania

     We have audited the accompanying consolidated balance sheet of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 1997 and the related statements of income (loss), stockholders' equity and cash flows, for the periods ending April 30, 1997 and April 30, 1996 and for the period December 17, 1993 (inception) to April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 1997 and the results of its operations, changes in stockholders' equity and cash flows for the periods ending April 30, 1997 and April 30, 1996 and for the period December 17, 1993 (inception) to April 30, 1997, in conformity with generally accepted accounting principles.

     As discussed in Note 9 the Company has been in the development stage since December 17, 1993.



                             /s/ Zeller Weiss & Kahn



July 31, 1997
Mountainside, New Jersey

           COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

                CONSOLIDATED BALANCE SHEET - APRIL 30, 1997

                                   ASSETS

Current assets:
  Cash                                                     $     8,012
  Accounts receivable                                           26,089
  Prepaid expenses                                             173,118
                                                           -----------
    Total current assets                                       207,219
                                                           -----------

Investments in joint venture                                         0
                                                           -----------

Plant, property and equipment
  Land                                                       8,466,441
  Site improvements                                            174,519
  Transportation equipment                                     160,046
  Office equipment                                              71,051
  Machinery & equipment                                        609,247
  Construction in progress, Compost projects                 7,149,777
                                                           -----------
                                                            16,631,081
  Less accumulated depreciation                                133,547
                                                           -----------
                                                            16,497,534
                                                           -----------
Other assets:
  Excess of cost over assets acquired, net of
   amortization of $13,384                                     461,701
  Town of Freehold lease acquisition cost, net of
   amortization of $51,332                                     809,529
  Restrictive covenant, net of amortization of $37,501         212,499
  Trademark costs, net of amortization of $390                   1,317
  Organization costs, net of amortization of $4,483              4,178
  Deposits                                                       6,342
  Option deposit                                                37,500
  City of Miami contract performance fee                     1,000,000
                                                           -----------
                                                             2,533,066
                                                           -----------

                                                           $19,237,819
                                                           -----------
                                                           -----------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Mortgages payable - Praxair Corp.                        $ 2,100,000
  Current portion of long-term debt                          3,870,277
  Notes payable, bank                                          100,000
  Notes payable, others                                        606,050
  Notes payable, shareholder                                    90,000
  Due to affiliated company, Foundation Systems                321,159
  Due to affiliated company, Select Acquisitions, Inc.          78,060
  Due to affiliated company, VRH Construction Corp.          4,064,355
  Accounts payable and accrued expenses                      3,943,730
  Payroll taxes payable                                        209,073
  Reserve for land replacement                                  85,375
                                                           -----------
    Total current liabilities                               15,468,079
                                                           -----------

Long-term debt, net of current portion                       1,942,911
                                                           -----------
Contingencies and commitments
Minority interest in consolidated subsidiary                         0
                                                           -----------

Stockholders' equity:
  Preferred stock, no par value, 25,000,000 shares
   authorized; none issued
  Common stock, no par value, 50,000,000
   shares authorized; 17,707,841 shares issued
   and outstanding                                          10,611,169
  Common stock warrants
  Deficit accumulated during the development stage        (  8,755,648)
  Less:  subscriptions receivable                         (     28,692)
                                                           -----------
                                                             1,826,829
                                                           -----------

                                                           $19,237,819
                                                           -----------
                                                           -----------

              See notes to consolidated financial statements.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF INCOME (LOSS)







                                                                    Cumulative
                                                                       from
                                                                   Dec. 17, 1993
                                         Year           Year        (Inception)
                                         Ended          Ended           to
                                       April 30,      April 30,      April 30,
                                         1997           1996           1997
                                         ----           ----           ----

Net sales                                                            $   80,741
Other revenues                       $   147,466     $   46,954        200,921
                                     -----------     ----------     ----------

    Total                                147,466         46,954        281,662

Cost of operations, transportation        10,803         12,342         28,146
                                     -----------     ----------     ----------

Gross income                             136,663         34,612        253,516

General and administrative             5,007,790      1,482,505      7,397,070
                                     -----------     ----------     ----------

Loss from operations                (  4,871,127)   ( 1,447,893)   ( 7,143,554)

Other non-operating expense:
  Interest                             1,166,082        284,231      1,461,066
                                     -----------     ----------     ----------

Loss before income tax expense      (  6,037,209)   ( 1,732,124)   ( 8,604,620)
Income tax expense                             0              0              0
                                     -----------     ----------     ----------

                                    (  6,037,209)   ( 1,732,124)   ( 8,604,620)

Minority interest in (income) loss
 of consolidated subsidiaries            129,209         80,618        209,827
                                     -----------     ----------     ----------

                                    (  5,908,000)   ( 1,651,506)   ( 8,394,793)

Loss in equity in joint venture     (     13,603)   (   321,300)   (   360,855)
                                     -----------     ----------     ----------

Net loss                            ($ 5,921,603)   ($1,972,806)   ($8,755,648)
                                     -----------     ----------     ----------
                                     -----------     ----------     ----------

Earnings per common share:
  Primary                                ( .31)         ($.13)
                                          ----           ----
                                          ----           ----

Weighted average number of
 common shares outstanding:
  Primary                             19,063,308     14,749,518
                                     -----------     ----------
                                     -----------     ----------


                      See notes to consolidated financial statements.
                                                                             F-4

                          COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                                                                     During The
                                                                              Common Stock          Development
                                                                         Shares          Amount        Stage
Balance, December 17, 1993                                               ------          ------     -----------
  Issuance of common stock for technology,
   December 28, 1993 (.0017 per sh.)                                   2,160,000    $     3,600
  Issuance of common stock for technology,
   January 1, 1994 (1.207 per sh.)                                       840,000      1,013,875
  Issuance of common stock January 1, 1994 - April 30,
   1994 (.83 per sh.)                                                    830,400        692,000
  Issuance of common stock for services, April 30,
   1994 (.0017 per sh.)                                                  368,640            614

     Net Loss April 30, 1994                                                                       ($  158,347)
                                                                      ----------    -----------     ----------

Balance, April 30, 1994                                                4,199,040      1,710,089    (   158,347)

  Issuance of common stock for settlement claim,
   May 27, 1994 (.0017 per sh.)                                           24,000             40
  Redemption of common stock September 29, 1994
   (.83 per sh.)                                                      (   60,000)  (     50,000)
  Issuance of common stock October 3, 1994
   (.83 per sh.)                                                          60,000         50,000
  Issuance of common stock October and November,
   1994 (.879 per sh.)                                                   369,600        325,000
  Issuance of common stock November 1, 1994
   (.417 per sh.)                                                        120,000         50,000
  Issuance of common stock for merger, December 1,
   1994 (.047 per sh.)                                                 2,631,360        122,613
  Exercise of warrants December 1, 1994
   (.002 per sh.)                                                      2,580,000          4,300
  Issuance of common stock for acquisition,
   February 8, 1995 (.18 per sh.)                                        274,500         49,094
  Issuance of common stock for private placement,
   February 11, 1995 (2.50 per sh.)                                      190,000        475,000
  Exercise of warrants and options for legal services,
   February 11, 1995 (.03 per sh.)                                     2,714,169         63,142
  Issuance of common stock for Chicago restructuring
   agreement, February 15, 1995 (.83 per sh.)                            120,000        100,000

     Net loss April 30, 1995                                                                       (   702,892)
                                                                      ----------    -----------     ----------

Balance, April 30, 1995                                               13,222,669      2,899,278    (   861,239)

  Issuance of common stock, exercise of
   warrants May 1, 1995 (.01 per sh.)                                    100,000          1,000
  Issuance of common stock, May 1995 (2.50 per sh.)                       20,000         50,000
  Issuance of common stock, June 1995 (2.50 per sh.)                      70,000        175,000
  Issuance of common stock, August 1995 (2.50 per sh.)                    40,000        100,000
  Issuance of common stock, September 1996
   (2.50 per sh.)                                                          2,000          5,000


                              See notes to consolidated financial statements.

                          COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                                                                     During The
                                                                              Common Stock          Development
                                                                          Shares         Amount        Stage
                                                                          ------         ------     -----------
  Issuance of common stock, October 1995 (2.50 per sh.)                   45,000        112,500
  Issuance of common stock, November 1, 1995
   (.92 per sh.)                                                          33,000         30,360
  Issuance of common stock, November 1995 (2.50 per sh.)                  36,000         90,000
  Issuance of common stock, December 1995 (2.50 per sh.)                  85,600        214,000
  Issuance of common stock, January 1996, (2.50 per sh.)                  52,200        130,500
  Issuance of common stock, February 1996,
   (2.50 per sh.)                                                         87,000        217,500
  Issuance of common stock, February 1996 (0 per sh.)                        500
  Issuance of common stock in acquisition of Bedminster
   Seacor Services Miami Corporation March 1, 1996
   (2.50 per sh.)                                                        200,000        500,000
  Issuance of common stock,
    March 1996 (2.50 per sh.)                                             40,000        100,000
    March 1996 (3.00 per sh.)                                              4,000         12,000
  Issuance of common stock,
    April 1996 (2.50 per sh.)                                             48,600        121,500
    April 1996 (3.00 per sh.)                                              2,500          7,500
  Issuance of common stock in settlement of American
   BIO-AG Corporation April 30, 1996 (2.50 per sh.)                       83,333        208,332
  Issuance of common stock for services, April 30, 1996
   (2.00 per sh.)                                                        267,000        534,000
  Issuance of common stock in settlement of debt, April
   30, 1996 (6.00 per sh.)                                                25,000        150,000
  Issuance of common stock for services, April 30, 1996
   (2.34 per sh.)                                                         40,000         93,404
  Issuance of common stock in payment of employees for
   excess services April 30, 1996 (5.00 per sh.)                          17,962         89,810

     Net loss, April 30, 1996                                                                      ( 1,972,806)
                                                                      ----------    -----------     ----------

Balance, April 30, 1996                                               14,522,364      5,841,684    ( 2,834,045)

  Issuance of common stock, May 1996 (3.00 per sh.)                       41,534        124,602
  Issuance of common stock settlement agreement with
   Select Acquisitions, May 31, 1996 (2.50 per sh.)                      200,000        500,000
  Issuance of common stock, June 1996 (3.00 per sh.)                      24,930         74,790
  Issuance of common stock for acquisition of assets,
   June 28, 1996 (2.50 per sh.)                                          305,000        762,500
  Issuance of common stock in payment to consultants
   for excess services, June 30, 1996 (5.00 per sh.)                       3,138         15,690
  Issuance of common stock, consulting agreement,
   June 30, 1996 (2.50 per sh.)                                              583          1,458
  Issuance of common stock, July 1996 (2.00 per sh.)                      16,335         49,005
  Issuance of common stock, consulting agreement
   services, July 1, 1996 (2.50 per sh.)                                  75,000        187,500
  Issuance of common stock for services July 24,
   1996 (1.00 per sh.)                                                   400,000        400,000
  Issuance of common stock, consulting agreement,
   July 31, 1996 (2.50 per sh.)                                              583          1,457


                                  See notes to consolidated financial statements

                          COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                                     (Deficit)
                                                                                                    Accumulated
                                                                                                     During The
                                                                              Common Stock          Development
                                                                          Shares         Amount        Stage
                                                                          ------         ------     -----------
  Charge deferred offering cost to stock proceeds                                  (     23,564)
  Issuance of common stock, August 1996 (3.00 per sh.)                    12,000         36,000
  Issuance of common stock, September 9, 1996
   (3.00 per sh.)                                                         52,540        157,620
  Issuance of common stock, September 1996
   (1.00 per sh.)                                                         83,000         83,000
  Issuance of common stock, September 1996
   (3.00 per sh.)                                                         67,900        203,700
  Issuance of common stock for payment of accounts
   payable October 11, 1996 (2.09 per sh.)                                51,000        106,760
  Issuance of common stock for services October 11,
   1996 (1.49 per sh.)                                                   414,000        608,500
  Issuance of common stock for services October 23,
   1996 (2.00 per sh.)                                                     3,000          6,000
  Issuance of common stock, October 1996 (1.00 per sh.)                    8,000          8,000
  Issuance of common stock, October 1996 (3.00 per sh.)                    8,000         24,000
  Issuance of common stock for services, December 1,
   1996 (.09 per sh.)                                                    100,000          9,000
  Issuance of common stock for services, December 1,
   1996 (1.00 per sh.)                                                     1,000          1,000
  Issuance of common stock for services, December 1,
   1996 (2.50 per sh.)                                                     5,500         13,750
  Issuance of common stock, consulting agreement
   services, January 8, 1997 (2.65 per sh.)                              150,000        397,500
  Issuance of common stock for services, February 17,
   1997 (.50 per sh.)                                                    198,594         99,297
  Issuance of common stock for services, February 27,
   1997 (1.00 per sh.)                                                   880,000        880,000
  Issuance of common stock for services, February 27,
   1997 (.50 per sh.)                                                      5,000          2,500
  Issuance of common stock for services, March 26,
   1997 (.50 per sh.)                                                     78,840         39,420

     Net loss, April 30, 1997                                                                      ( 5,921,603)
                                                                      ----------    -----------     ----------

Balance, April 30, 1997                                               17,707,841    $10,611,169    ($8,755,648)
                                                                      ----------    -----------     ----------
                                                                      ----------    -----------     ----------


                                 See notes to consolidated financial statements.

                          COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                                       (A Development Stage Company)

                                   CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                         Cumulative
                                                                                            from
                                                                   Year Ended         December 17, 1993
                                                                    April 30,          (Inception) to
                                                               1997            1996    April 30, 1997
                                                               ----            ----    --------------
Operating activities:
  Net loss                                                 ($5,921,603)  ($ 1,972,806)  ($ 8,755,648)

Adjustments to reconcile net cash and equivalents
 provided by operating activities:
  Amortization                                                  82,989         18,256        105,412
  Depreciation                                                  78,337         20,411        101,778
  Loss in equity in joint venture                               13,603        321,300        360,855
  Stock issued for professional services                     1,578,525        585,000      2,163,525
  Shareholder settlement                                       500,000        500,000
  Loss in equity of minority interest                      (   129,209)                 (    129,209)

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses                  (   117,566)  (     55,552)  (    173,118)
  Increase in accounts payable and accrued expenses          2,600,837        992,136      4,093,894
  Increase (decrease) in payroll taxes payable                 191,093         11,932        209,073
  Increase (decrease) in accounts receivable               (    26,089)                 (     26,089)

Changes in other assets and liabilities:
  Increase (decrease) in cash from affiliated companies:
    R.C. Land Company, Inc.                                     28,600
    American Bio-AG Corp.                                      185,000   (    165,000)
    American Soil Company, Inc.                                175,000   (    175,000)
    Select Acquisitions, Inc.                                   54,160                        78,060
    Deferred offering costs                                     20,564   (     20,564)
                                                            ----------    -----------    -----------

    Net cash provided from (used in) operating activities  (   685,759)  (    439,887)  (  1,471,467)
                                                            ----------    -----------    -----------

Investing activities:
  Purchase of restrictive covenant                                                      (    250,000)
  Purchase of construction in progress, Compost project    ( 1,222,485)  (  1,679,484)  (  4,667,041)
  Purchase of land, property and equipment                 (   874,976)  (  7,528,975)  (  8,406,871)
  Purchase of organizational costs                        (      1,580)                 (      5,925)
  Reduction (purchase) of equity in American BIO-AG
   Corporation                                                 624,636                       624,636
  City of Miami performance fee                            ( 1,000,000)                 (  1,000,000)
  Lease acquisition cost                                   (   463,361)                 (    463,361)
  Reserve for land replacement                                                 85,375         85,375
  Increase (decrease) in deposits receivable                    12,440   (     16,746)  (      5,831)
  Return (purchase) of option deposits                     (    37,500)       100,000   (     37,500)
  Increase in cost in excess of assets acquired            (   475,085)  (    584,849)  (  1,253,244)
                                                            ----------    -----------    -----------

    Net cash used in investing activities                  ( 3,436,331)  (  9,626,259)  ( 15,379,762)
                                                            ----------    -----------    -----------

Financing activities:
  Increase in advances from affiliated company, VRH
   Construction Corp.                                          555,167      2,869,116      4,064,355
  Increase in notes payable, officers                           90,000                        90,000
  Increase in loans from Foundations Systems, Inc.             321,159                       321,159
  Increase in notes payable, bank                                              50,000        100,000
  Increase in notes payable, other                             606,050                       606,050
  Increase in mortgage payable                                              2,100,000      2,100,000
  Increase in other long-term debt                           1,885,563      3,730,871      6,004,154
  Payments on long-term debt                               (    68,489)  (     55,612)  (    127,900)
  Proceeds from issuance of common stock                       737,154      1,365,860      3,701,423
                                                            ----------    -----------    -----------

    Net cash provided by financing activities                4,126,604     10,060,235     16,859,241
                                                            ----------    -----------    -----------

Net increase (decrease) in cash                                  4,514   (      5,911)         8,012

Cash, beginning of period                                        3,498          9,409              0
                                                            ----------    -----------    -----------

Cash, end of period                                         $    8,012    $     3,498    $     8,012
                                                            ----------    -----------    -----------
                                                            ----------    -----------    -----------

Supplementary disclosure of cash flow information
  Interest                                                  $  239,804     $  284,231    $   534,288
  Taxes                                                     $        0     $        0    $         0

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

    Registration statement:
    On June 7, 1996, the Company became effective as to it's S-1 Registration Statement which registered 1,353,100 shares of the Company's common stock solely for selling shareholders.

    On June 18, 1997, the Company amended its Certificate of Incorporation to designate a class of preferred shares as Series B preferred stock. The designation shall be $2.50 Series B convertible preferred stock, authorized 5,000,000 shares. The liquidation value shall be $2.50 per share. The shares will be no par value. Each share of Series B preferred stock is convertible into one share of common stock at any time after September 15, 1997.


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









3.  Nature of operations, risks and uncertainties (continued):

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


4.  Summary of significant accounting policies:

    Principles of consolidation:
    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Compost America Company of New Jersey, Ltd. and its subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc., Monmouth Recycling and Composting Co., Inc., Chicago Recycling and Composting Company, Inc., Miami Recycling and Composting Company, Inc., Compost America Technologies, Inc., Bedminster Seacor Services Miami Corporation, Garden Life Sales Company, Inc., American Soil, Inc. and American BIO-AG Corporation. Inter-company transactions and balances have been eliminated in consolidation.

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

    Impairment:
    As required under FAS 121, effective for fiscal years beginning after December 15, 1994, the Company recognizes an impairment loss when the excess of the carrying amount of the asset exceeds the fair value of the asset.

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

    AA.  May 17, 1996

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

    BB.  June 28, 1996

    The Company entered into an agreement to acquire all of the land application business and assets of R.C. Land Company, Inc. and its 33 1/3% interest in American BIO-AG Corporation by the issuance of 305,000 shares of common stock and other payments. The price of the stock was based on $2.50 per share.

    CC.  June 30, 1996

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

    DD.  June and July 1996

    The Company issued 583 shares of its common stock each month as part of a consulting agreement dated May 31, 1996 with J.G.R. Associates.

    EE.  July 1, 1996

    The Company issued 75,000 shares of its common stock valued at $2.50 per share to Ronald Bryce for consulting services as part of the asset purchase agreement with R.C. Land Company, Inc.

    FF.  July 24, 1996

    The Company entered into a consultant agreement with Edward Rodriguez for a term of 2 years. The consultant is to receive $400,00 by the issuance of 400,000 shares of the Company's common stock and an option to purchase 500,000 shares of the Company's common stock immediately exercisable expiring December 31, 2001.



    GG.  September 9, 1996

    The Company issued 52,540 shares of its common stock values at $3.00 per share to Select Acquisitions, Inc. for consulting and contract expenses paid on behalf of Compost America Holding Co.

    HH.  October 11, 1996

    The Company issued 51,000 shares at $2.09 per share to Ronald Bryce for payment of accounts payable of American BIO-Ag Corporation in the amount of $106,761.

    II.  October 11, 1996

    The Company issued 55,500 shares of stock regarding the Newark Project to various individuals. The agreed upon value of the stock was $102,250 or $1.84 per share average price for the services provided.

    JJ.  October 11, 1996

    The Company issued 165,000 shares to attorneys. The agreed upon value was $180,000 or $1.09 per share average price for the services provided.

    KK.  October 11, 1996

    The Company issued 110,000 shares to consultants. The agreed upon value was $199,500 or $1.81 per share average price for the services provided.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







5.  Common stock (continued):

    LL.  October 11, 1996

    The Company issued 83,500 shares to various engineers, etc. The agreed upon value was $134,250 or $1.22 per share average price for the services provided.

    MM.  October 23, 1996

    The Company issued 3,000 shares of stock to the law firm of Atkinson Debartolo & Kalapos regarding an agreement which was terminated at a value of $2.00 per share or $6,000.

    NN.  December 1, 1996

    The Company issued 100,000 shares to a former employee as compensation for services provided. The shares were valued at $.09 per share for the services provided.

    OO.  December 1, 1996

    The Company issued 6,500 shares of common stock, 1,000 shares at $1.00 per share and 5,500 at $2.50 per share for services.

    PP.  January 8, 1997

    As part of the acquisition agreement for American Soil, Inc., the Company issued 150,000 shares of stock to Robert Young, the former owner of American Soil, Inc. The fair value of the stock was valued at $2.65 per share based on the asset value of American Soil, Inc.

    QQ. February 17, 1997

    The Company issued 198,594 shares of the Companies common stock for consulting services by individuals. The estimated fair value was $.50 per share or $99,297.

    RR. February 24, 1997

    The Company issued 880,000 shares of the Companies common stock for services. The stock was registered in a S-8 Registration and offered for sale by the consultants. The fair value was estimated at $1.00 per share or $880,000.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







5.  Common stock (continued):

    SS. February 27, 1997

    The Company issued 5,000 shares of the Companies common stock for consulting services to Berwyn Capital Corporation. The fair value is estimated to be $.50 or $2,500.

    TT. March 26, 1997

    The Company issued 78,840 shares of common stock to three individuals for consulting service regarding the Miami Project. The fair value is estimated to be $.50 or $39,420.



6.  Investment in American BIO-AG Corporation:

    The Company and two other entities formed a joint venture. The purpose of the joint venture is to develop, own or lease, operate and farm biosolids beneficial use land application sites. The joint venture registered to do business in Arizona on June 27, 1995. In addition, Professional Service Group desires to support the joint venture company in its efforts to secure, develop and permit beneficial use land application sites throughout the United States beginning first in the South West where 365 day application prevail such as Texas, Arizona, New Mexico and California. The initial land application sites to be developed by the joint venture corporation are Arizona, Texas and New Jersey. Compost America Holding Company, Inc. will arrange for a bridge loan in the amount of $750,000 which will be repaid upon long-term financing. The loan is anticipated to be funded by April 1, 1995 and repaid by June 30, 1995. As of June 28, 1996 the bridge loan was not arranged. Compost America Holding Company, Inc. has arranged for short-term funds from February 15, 1995 to June 28, 1996. Compost America Holding Company, Inc. will also receive a development fee of $125,000 on positive distributable cash flow. The joint venture corporation will sign a 15 year management contract with Mr. Bryce, President of R.C. Land Company, Inc. for $150,000 salary per year to manage the joint venture beginning February 15, 1995 plus standard benefits in addition, upon the Company's generation of positive cash flow. In April of 1996 the Company issued 83,333 shares of its common stock as compensation for unpaid management fees and expenses to Mr. Ronald Bryce. The Company has valued these shares at a fair value of $2.50 per share or $208,332. This amount

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









6.  Investment in American BIO-AG Corporation:

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

    On June 28, 1996 the Company, through its majority owned subsidiary, Newark Recycling and Composting Company, Inc., purchased all of the land application business assets of R.C. Land Company and all the ownership interests of Compost America Holding Company, Inc., Twin River Equities and R.C. Land Company, Inc.'s in American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. became the 100% owner of the entity American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. is owned 75% by Compost America Holding Company, Inc. and 25% owned by Potomac Technologies. For the period October 1, 1996 to April 30, 1997 American BIO-AG Corporation has been included in the consolidated financial statements of the Company.



7.  Agreements:

    A)  Compost America Holding Company, Inc.:

    1)   Settlement Agreement:

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






7.  Agreements (continued):

    A)  Compost America Holding Company, Inc. (continued):

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



    2)  Shareholder Settlement Agreement:

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


    3) On May 25, 1996, Diana McCarthy revoked her agreement with the Company and renounced her rights to any stock options.

    4)  American BIO-AG Corporation:

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







7.  Agreements (continued):

    A)  Compost America Holding Company, Inc. (continued):

    4)  American BIO-AG Corporation (continued):

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







7.  Agreements (continued):

    A)  Compost America Holding Company, Inc. (continued):

    4)   American BIO-AG Corporation (continued):

         Compost America Holding Company, Inc. and Twin Rivers Equities (Potomac Technologies, Inc.) contributed to Newark Recycling and Composting Company, Inc. the value being the net book value of the assets required.

    5)   Settlement Agreement:

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS











7.  Agreements (continued):

    A)  Compost America Holding Company, Inc. (continued):

    6)  Registration Statement:

         On June 7, 1996 the Company became effective as to it's S-1 Registration Statement which registered 1,353,100 shares of the Company's common stock solely for selling shareholders.


    7) On September 15, 1996 the Company entered into a Lock-Up Agreement with John B. Fetter, owner of 2,528,612 shares of the Company's common stock, who agreed for a period of 12 months not to sell 2,300,000 shares of his stock and for an additional 12 months will not sell 2,000,000 shares of his stock.


    8) On October 1, 1996 the Company and individual shareholders agreed to a modified Lock-Up Agreement for shares that they owned for 6 months (October 1, 1996 to March 31, 1997) not to sell their shares. The shareholders and shares are as follows:



                                                   Registered
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


    9) On October 9, 1996 the Company and Bruce Boltuch entered into an agreement for a convertible 10% note for $50,000 payable on April 9, 1997. The note, at the option of the holder, is convertible 30 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share. On October 9, 1996, the Company issued a six month $50,000 convertible note at 10% to Charles Lanktree with a maturity date of April 9, 1997. Interest to be paid monthly. The note is non recourse on any shareholder or officer of the Company and is an obligation of the Company only. The note is convertible 30 days prior to maturity into common shares of the Company at a conversion price of $3.00 per share. The note is collateralized by 20,000 registered shares of the Company's common stock held in escrow. The collateral is transferred if the unpaid principal and unpaid interest are not paid on the maturity date plus 15 days. As of April 30, 1997, the note was unpaid. On May 19, 1997 an agreement to extend the maturity to July 9, 1997 at 12% interest was agreed to. On May 19, 1997, Bruce Boltuch received an option to purchase 7,500 shares of registered tradeable stock at $2.00 per share and 2,500 shares of registered common stock of the Company for granting the extension for payment of the note.


    10) On October 9, 1996 the Company entered into a Lock-Up of Insiders Shares Agreement for a period of 16 months from the date of October 9, 1996. The following is a list of shareholders and their respective shares as per this agreement.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









7.  Agreements (continued):

    A)  Compost America Holding Company, Inc. (continued):

   10)        (continued):


                     Shareholder                           Shares
                     -----------                           ------

                     Andrea Wortmann                       150,000
                     Robert E. Wortmann, Jr.               150,000
                     Victor D. Wortmann, Sr.               812,500
                     Roger E. Tuttle                     2,433,509
                     Robert E. Wortmann                    802,500
                     Victor D. Wortmann, Jr.               200,000
                     Elizabeth Tuttle                      100,000
                     Erika Wortmann                        150,000
                     Kristie Tuttle                        100,000
                     Select Acquisitions                 1,308,640
                     Susan Ann Curran                      200,000
                     William Tuttle                        100,000
                     Mary Wortmann                          40,000
                                                         ---------
                                                         6,547,149
                                                         ---------
                                                         ---------


   11) On October 15, 1996 the Company and Brokerage Services Management, Inc. entered into an agreement for a convertible 10% note for $53,000 with a maturity of December 15, 1996, interest and principal payable on maturity. The note, at the option of the holder, is convertible 6 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share.

   12) On November 24, 1996 the Company and Berwyn Capital Investments, Inc. entered into an agreement for Berwyn Capital Investments, Inc., for a term of 180 days, to arrange corporate equity, project debt, project mortgage debt and project subordinated debt on behalf of the Company. The anticipated equity financing is to amount to $3,000,000. As compensation for this service:

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






7.  Agreements (continued):

    A)  Compost America Holding Company, Inc. (continued):

   13) On December 3, 1996 the Company and Ira Russack entered into an agreement for a convertible 8% note for $100,000 due June 30, 1997, and extended to August 15, 1997, interest and principals payable on the maturity date. On January 16, 1997 the Company and Ira Russack entered into an agreement for a convertible 10% note for $100,000 due December 15, 1997, interest and principal payable on the maturity date. The notes are convertible at $3.00 per share based on the remaining principal amount plus any acquired interest at the maturity date.

   14) In March 1997, the Company and M. H. Meyerson & Co., Inc. entered into an agreement for Meyerson to perform investment banking services on a non-exclusive basis for a period of three years. Such services will be performed as requested by the Company on a best efforts basis and will include assistance in mergers, acquisitions and internal capital structuring and the placement of new debt and equity issues. Consideration for the services is an option to purchase 1,000,000 shares of unregistered common stock of the Company. The option expires on March 31, 2002. The option shall vest and become irrevocable as follows:


         Option to purchase 250,000 common shares at $2.50 per share on date of agreement.

         Option to purchase 250,000 common shares at $3.00 per share on October 1, 1997.

         Option to purchase 250,000 common shares at $3.00 per share on April 1, 1998.

         Option to purchase 250,000 common shares at $3.00 per share on October 1, 1998.


    Upon signing of this agreement, the Company will pay Meyerson $25,000 as a non-accountable and non-refundable expense allowance. Meyerson shall be entitled to additional compensation to be agreed upon in advance of any transaction proposed or executed by Meyerson.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.  Agreements (continued):

    A)  Compost America Holding Company, Inc. (continued):

   15) On March 20, 1997, the Company issued a $8,500 note to an affiliated company of Charles Lanktree at 10% interest due May 8, 1997. Interest and principal payable at maturity. The note was not paid on May 8, 1997 and is delinquent.

   16) On April 30, 1997, the Company issued three $25,000 notes to Mark G. Milask, Philip Wagner and Dr. Paul Smalheiser at 8% due September 30, 1998. The notes are convertible at $2.00 per common share at any time prior to maturity. In addition, each payee was granted an option to purchase 50,000 shares of the Company's unregistered common stock at $2.00 per share, expiring March 31, 2002. Interest payable at date of maturity.

   17)   On April 30, 1997, the Company issued a $50,000 note at 10% to Donald
         A. Kaplan with a maturity of September 30, 1998. Interest is payable at maturity. In addition, the Company granted an option to purchase 100,000 shares of common stock at $2.00 per share through March 31, 2002. The note is convertible into unregistered common shares at $2.00 per share at any time prior to maturity. The holder of the note is entitled to registration rights when available and will be able to take advantage of any piggy-back registration.

   18) On February 13, 1996, the Company entered into a master letter agreement with Paine Webber Incorporated to act as a sole financial advisor and senior managing underwriter for the Company and its various subsidiaries in connection with the financing of certain waste disposal facilities, certain ancillary equipment and certain related development costs (the projects). As compensation, the Company will pay a success fee, equity placement fee, underwriter fee, discount fee and out of pocket expenses and in no event shall Paine Webber be entitled to less than 10% of all fees and discounts paid in connection with the underwriting of bonds for any project financing. The term of the agreement is for twenty four months. As of September 16, 1996 the term has been extended to September 16, 1998.

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

         As of April 30, 1997 the $42,000 deposit was never made but the contract was still in effect.

         On September 1, 1995 the agreement of sale was extended to March 31, 1996.

         On March 31, 1996 the agreement of sale was extended to July 31, 1996, subsequently extended to December 31, 1996. As of April 30, 1997 no formal extensions have been granted.

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



7.  Agreements (continued):

    C)   Gloucester Recycling and Composting Company, Inc.:

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








7.  Agreements (continued):

    D)  Monmouth Recycling and Composting Company, Inc.:

    1)  Option Purchase Agreement:

         On March 1, 1995 Compost America Company of New Jersey, Ltd. (CANJ) and Brownfield Environmental, Inc. entered into an agreement to purchase a tract of land, together with improvements in Freehold Township in the County of Monmouth, described as Lot 37 in Block 92 which is an area of 15 acres. The purchase price will be $600,000 with an estimated closing date of February 14, 1996. CANJ has the exclusive option to extend the closing for an additional 12 months by paying $2,500 per month during the extension period. As of April 30, 1996 the contract was extended for the initial 12 months to February 14, 1997. CANJ has an additional exclusive right to extend the closing for a second extension of 18 months by payment of a $15,000 fee plus a non-refundable option payment per month of $3,500. As of April 30, 1997 no formal extensions have been granted.

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

         f) The combined investment and advances to American Soil, Inc. was $1,019,248 which was allocated as follows:

              Net assets of American Soil, Inc.       $  158,387
              Value of lease with the Town of
              Freehold which expires April 27, 2004      860,861
                                                      ----------
                                                      $1,019,248
                                                      ----------
                                                      ----------

    Financial statements of American Soil, Inc. have not been provided since the acquisition does not meet with the test for a significant subsidiary as required under Reg Section 210-02 (W). The combined investment in and advances at the proposed acquisition date amounted to $1,019,248 which did not exceed 10% of consolidated assets at April 30, 1996.

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

    1)  Retainer Agreement with Fischbein, Badillo, Wagner and Itzler:

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

    2)   Loan Agreement with VRH Construction Corp:

         On December 26, 1995, Newark Recycling and Composting Company, Inc. and VRH Construction Corp. signed a loan agreement whereby VRH Construction Corp. lent $1,043,866 on a term loan basis. The Loan was due on January 15, 1996 with interest at 10%. The loan has been extended to October 1, 1997.

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

    3)  Option and Purchase Agreement (continued):

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

         On October 20, 1995, an Amendment to Option and Purchase Agreement was signed whereby "Praxair" was substituted for the seller, Linde Gases of the Mid-Atlantic, Inc. and Newark Recycling and Composting Company, Inc. exercised the option and posted as security for the closing a security bond. The purchase price was amended to $3,285,866 less the $150,000 in option payments. At closing a deposit of $1,035,866 plus closing costs was paid together with a promissory note and purchase money mortgage of $2,100,000 at 8% per annum, payable monthly, with a maturity on August 31, 1996 which has been extended to April 1, 1997. As of April 30, 1997, there has been no formal extension. The property was closed on December 15, 1995.

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

    F)  Miami Recycling and Composting Company, Inc.

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







7.  Agreements (continued):

    F)  Miami Recycling and Composting Company, Inc. (continued):

    1)  Letter Agreement with Bedminster BioConversion Corporation (continued):

         As consideration for the acquisition of 100% of stock of Bedminster Seacor Services Miami Corporation from Bedminster Bioconversion Corporation, Bedminster Bioconversion Corporation shall receive:

              200,000 Shares of common stock of Compost America Holding Company Inc.

              300,000 Warrants to purchase shares of the common stock of Compost America Holding Company, Inc. at $6.00 per share for a term of 5 years.


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

    6)   (continued):

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

         The Company has classified this payment as an other asset under the classification "Cost of Miami Contract performance fee" and is being amortized over a term of 35 years from the contract date. The fee is an initial payment for service performance of Bedminster Seacor Services, Inc. under this agreement.


    7) All the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. and its parent company Compost America Holding Company, Inc. on March 1, 1996.

    G)  Compost America Technologies, Inc.

    1) Teaming Agreement between Compost America Technologies, Inc. and Compost Industries, LLC.:

         On August 15, 1995, Compost America Technologies, Inc., a wholly owned subsidiary of Compost America Holding Company, Inc. and Compost Industries, LLC, signed a Teaming Agreement for Compost Industries, LLC to supply proprietary composting technology and equipment, proprietary shop and field fabrication techniques and installation know-how relating to solid waste separating, processing, recycling and composting. Compost Industries is to provide and demonstrate its "Earthcycle Composting System" shop and field fabrication techniques and equipment engineering and assistance for the Gloucester Demonstration Project and if successful for the Gloucester Recycling and Composting Project and also if requested for other full scale projects. Compost Industries will provide a demonstration Earthcycle Composting System, at its expense, at a cost not to exceed $600,000. At financial closing of the Gloucester full-scale project Compost Industries will receive payments for all equipment supplies plus a

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  Agreements (continued):

    G)   Compost America Technologies, Inc (continued):

    1) Teaming Agreement between Compost America Technologies, Inc. and Compost Industries, LLC. (continued):

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







8.  Consulting Contracts (continued):

    B) Consulting Agreement between Compost America Company of New Jersey, Ltd. and Michael J. Marchese dated March 1, 1995 (continued):

         At April 30, 1997 total advanced payments amounted to $100,000.

         On October 2, 1996 the Company entered into a new agreement with Michael J. Marchese, which revised the agreement dated March 1, 1995, to assist the Company in obtaining certain agreements with Freehold Township and Monmouth County for approval of the Company's Monmouth County in-vessel composting project. The term of the agreement is for 12 months beginning October 2, 1996 and ending October 2, 1997. The consultant will assist the Company in:


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

    G)   Mark Gasarch Consulting Agreement:

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

    H)   Consulting Services:

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

    I)   Consulting Service:

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

    L)   Consulting Services:

         On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into an agreement with J.G.R. Associates to provided consulting services in public relations and advertising. The term of this agreement is May 31, 1996 and terminates on the commencement of commercial operations. The Company will pay the consultant $3,500 per month which will be paid as follows: $1,750 in cash each month plus 583 shares of common stock of Compost America Holding Company, Inc. which will be issued each month. As of April 30, 1997 only 1,166 shares have been issued and no cash payments have been made.

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

    N)   (continued):

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


    O) On June 10, 1996, the Company and John B. Fetter, a shareholder in the Company, entered into a consulting agreement regard Chicago Recycling and Composting Company, Inc. to provide services in developing lowest cost electric power contracts with power providers. The consultant will provide, for a term of 5 years, advice concerning the types of electrical equipment best suited to operate the Company's composting facilities and negotiate the lowest cost electrical power contracts. The consultant will receive $5,000 per month commencing June 10, 1996 and shall accrue and be deferred until payable from operating revenues of the Chicago Composting and Recycling Company, Inc. facility. At this time consultant shall also be reimbursed for accrued expenses incurred.


    P) On February 21, 1997, the Company entered into a consulting agreement with Tomas Andres Mestre to provide expert consulting service in the management of solid waste and sewer sludge and in business development in Florida for a period of 10 years. As compensation,

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









8.  Consulting Contracts (continued):

    P)  (continued):

         the Company will pay the consultant as follows:

         1) On or before February 28, 1997, the Company shall pay $300,000 by delivering 200,000 shares of the Company's common stock. The Company is to file a registration statement on Form S-8 covering the shares within 30 days.

         2) On or before February 28, 1997, the Company shall deliver to the consultant options to purchase 500,000 shares at $2.00 per share through December 31, 2007.

         3) On or before February 28, 1997, but in no event later than issuance of the registered shares in 1) above the Company shall pay a fee of $250,000.

         4) Upon financial closing (sale of bonds, public offerings or such other financial arrangements of any composting facility in the state of Florida) of the North Dade Composting facility the consultant shall be paid a development fee of $500,000 and 50% of the total of any and all development fees in excess of $1,000,000 paid pursuant to financial closing.

         5) Upon financial closing of the North Dade Composting Facility and each and every additional composting facility in Florida, the Company shall grant the consultant an option for 100,000 share of common stock at $2.00 per share for a period of 10 years.

         6) Upon the commencement of commercial operations of the North Dade Composting Facility and the commencement of commercial operations of each and every additional facility in Florida, the Company shall grant to the consultant options to purchase an additional 75,000 shares of common stock at $2.00 per share for 10 years.

         7) Upon each additional closing (other than North Dade) the consultant will be paid a development fee of $250,000 and 50% of any and all development fees in excess of $500,000.

         8) The Company shall exclusively contract with the consultant for trucking services in the State of Florida at competitive rates. In addition, the Company shall enter into an exclusive contract for agriculture land applications in Florida.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









8.  Consulting Contracts (continued):

    P)   (continued):

         In addition to the above, the Company shall convey to the consultant a 19.9% equity ownership interest in Miami Recycling and Composting Company, Inc., a subsidiary of the Company. The consultant will also receive a management fee equal to 30% of distributable net income of Miami Recycling Composting Company and any other business enterprises in the State of Florida.

    Q) On January 23, 1997, the Company entered into an agreement with Quirk Carson Peppet to act on a non-exclusive basis to provide financial advisory service and be the placement agent for certain financial advisory and investment banking services. As compensation, the consultant shall receive the following:

         a) Upon acceptance, the Company will issue warrants for 100,000 shares at $2.50 per share for 5 years.

         b) Upon closing of a private placement of any equity securities, the Company will pay the consultant 6% of the aggregate gross proceeds. In addition, the consultant shall receive warrants equal to 4% of the common shares or equivalent issued in the private placement at the price of the shares issued in the private placement for 5 years.

         c) Upon closing of a private placement of any equity security by investors introduced by the Company, the consultant will get 3% of the aggregate gross proceeds and 2% in warrants.


9.  Development stage company:

    The Company's operations have been centered around its organizing, evaluating and developing the business of converting organic waste into compost and other soil products and the start-up financing of its operations, including the construction of the waste management and compost facility in Newark, New Jersey and other compost facilities throughout the country. From December 17, 1993 through the period ending April 30, 1997 the Company has secured required financing through a public offering, various private placement offerings and through related companies, Compost Management, Inc., Select Acquisitions, Inc. and VRH Construction Corp. The Company has incurred losses in connection with its operations during this same period of $8,755,648.

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

    The total project cost at April 30, 1997 amounted to $268,623. The estimated scheduled start for the demonstration project was the first quarter of 1996. This date has been extended.

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

    On May 5, 1994, the Company and Indiana Belt Railroad contracted to purchase 14 acres at a price of $420,000. No closing has taken place as of April 30, 1997.

    On July 24, 1995, an agreement was executed whereby, effective as of February 15, 1995, the amended and restated agreement date April 6, 1993 never being filed with the Secretary of State of Pennsylvania, caused the limited partnership to be void. As a result, the individual partners agreed to exchange their interest, as did Compost Management, Inc., with Compost America Holding Company, Inc. The individual partners, exclusive of Compost Management, Inc., for an assignment of the assets were issued 120,000 shares of Compost America Holding Company, Inc. common stock at a par value of $.01 for their 58.5% of the partnership. Compost America Company of New Jersey, Ltd. became the 100% owner of the Chicago Project. On August 4, 1995, the Company incorporated the Chicago Project under the name "Chicago Recycling and Composting Company, Inc.". Chicago project costs as of April 30, 1996 amount to $462,122 and for April 30, 1997 amounted to $779,676.

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

    On April 1, 1995 the Company paid $25,000 toward the $407,500 contingent liability in order to extend the due date to June 30, 1996. No further payments have been made and no further extension have been granted.

    As part of the Monmouth County composting site, a consulting contract with Michael J. Marchese on March 1, 1995 was instituted (see consulting agreements). The total project costs incurred as at April 30, 1997 amounted to $877,992.


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

    In conjunction with that request, it is expected that the interest on these bonds, when issued, will be excludable from gross income of the holders thereof for federal income tax purposes under Section 103 of the Code.

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

    As of April 30, 1997 total project cost for the Newark Project amounted to $4,360,463. In addition the property for the Newark Project has been acquired at a cost of $3,310,866.

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

    As of April 30, 1997 Miami Recycling and Composting Company, Inc. has acquired a land site at a cost of $4,116,246 and construction in progress costs of $862,240.


10. Joint Ventures:

    A) American BIO-AG Corporation was incorporated in the State of Delaware on January 11, 1995. The Corporation is owned 33-1/3% by each of the following entities:

                   R.C. Land Company, Inc.
                   Twin River Equities
                   Compost America Holding Company, Inc.


         The three entities are unrelated. The purpose of the joint venture will be to develop, own or lease, operate and farm biosolids beneficial use land application sites. The joint venture registered to do business in Arizona on June 27, 1995. In addition, Professional Service Group desires to support the joint venture company in its efforts to secure, develop and permit beneficial use land application sites throughout the United States beginning first

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








10. Joint ventures (continued):

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

    The joint venture does not meet the test for a significant subsidiary as required under REG. Section 210-01 (w) as the total assets are less then 10% of consolidated assets.

    Compost America Holding Company, Inc. investment account at June 28, 1996 is as follows:


    Investment in joint venture, loans and advances        $825,239
    Loss for period                                       (  13,603)
                                                           --------
    Equity balance June 28, 1996                           $811,636
                                                           --------
                                                           --------


    Management of the Corporation is shared equally by the three joint venture partners.

    As of July 28, 1996 100% of American BIO-AG was acquired by Newark Recycling and Composting Company, Inc.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





10. Joint ventures (continued):


         On June 28, 1996 the Company, through its majority owned subsidiary, Newark Recycling and Composting Company, Inc., purchased all of the land application business assets of R.C. Land Company and all the ownership interests of Compost America Holding Company, Inc., Twin River Equities and R.C. Land Company, Inc.'s in American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. became the 100% owner of the entity American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. is owned 75% by Compost America Company of New Jersey, Ltd. and 25% owned by Potomac Technologies.
         For the period July 1, 1996 to July 31, 1996 American BIO-AG Corporation has been included in the consolidated financial statements of the Company.

    B) Newark Recycling and Composting Company, Inc. was incorporated in the State of Delaware on May 10, 1994 with Compost America Company of New Jersey, Ltd. 75% and Potomac Technologies 25%. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. The Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. at July 31, 1996. The Company reflects minority interest as another liability in the balance sheet and as a reduction of net income or net loss in the income statements


11. Minority interest in consolidated subsidiary:

    Newark Recycling and Composting Company, Inc. was incorporated in the State of Delaware on May 10, 1994 with Compost America Company of New Jersey, Ltd. 75% and Potomac Technologies 25%. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. The Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. at April 30, 1997. The Company reflects minority interest as another liability in the balance sheet and as a reduction of net income or net loss in the income statements. The minority shareholder account has been reduced to zero at April 30, 1997 as a result of loss allocations. The Company has increased its portions of losses from subsidiary in excess of capital investment of the minority interest.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








11. Minority interest in consolidated subsidiary (continued):

    Compost America Florida Holding Company (Miami Recycling and Composting Company, Inc.) was incorporated in the State of Florida on November 17, 1995 with Compost America Holding Company at 80.1% and Tomas Andres Mestre, a consultant located in Miami, Florida owning 19.9% for services rendered. The purpose of the corporation is to develop a composting facility, other projects and business enterprises in Florida. Mestre shall be paid a management fee equal to 30% of the distributable net income from all Florida facilities.


12. Contingencies and Commitments:

    A) The Company leased office facilities under an operating lease in Doylestown, PA. The lease was assumed by Compost America Company of New Jersey, Ltd. on December 17, 1993 for 6,122 sq. ft. of office space. The lease expired on June 14, 1994 but was continued on a month to month basis until December 1, 1994. The total rental, including a percentage of maintenance, real estate taxes and insurance, amounted to $59,049 for the period May 1, 1994 to December 1, 1994. The lease has been extended to December 31, 1997. As of July 28, 1997 the lease was abandoned and the Company is contingently liable to December 31, 1997. Annual rental for April 30, 1997 amounted to $18,300.

    B) On May 1, 1996 the Company entered into a lease agreement for office facilities located at 320 Grand Avenue, Englewood, New Jersey 07631 for a term of five years. The Company will pay a rental of $4,000 per month plus electricity and real estate taxes over the base year.

              The minimum annual rentals are as follows:


                   April 30, 1998           $48,000
                   April 30, 1999            48,000
                   April 30, 2000            48,000
                   April 30, 2001            48,000



    C) The Company leases an automobile under a operating lease. The lease is payable at $474.55 per month for 48 months. The lease commenced on May 25, 1993. The minimum annual lease payments during the next year amount to $5,695.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







12. Contingencies and Commitments:

    D) As part of the "Asset Purchase Replacement Agreement" dated March 1, 1995, the Company is contingently obligated to pay an additional $407,500 toward the acquisition of 50% interest in the Monmouth Recycling and Composting Company from Bio Services, Inc. The obligation to pay this amount is based on the "Option Purchase Agreement" with Brownfield Environmental, Inc. to purchase the Township of Freehold property and upon receipt by Compost America Company of New Jersey, Ltd. of local approval from the Township of Freehold and County approval from Monmouth County and the N.J. Department of Environmental Protection for "Inclusion of the project in the Monmouth County Solid Waste Management Plan", which will allow Compost America Company of New Jersey, Ltd. to build the indoor composting facility. Further contingencies require that any remaining governmental, environmental and building permits related to the construction of the "indoor composting facility" be obtained in addition to the closing on the property and the project.

         As of April 30, 1997 the Company has advanced $25,000 towards this balance as an indication of good faith with Bio-Services, Inc.

    E) On October 2, 1996 the Company was assigned a lease commitment with the Township of Freehold, New Jersey for two parcels of land located in the Township of Freehold, County of Monmouth, State of New Jersey. One parcel 10.462 acres and the second parcel 8.296 acres. The lease is for 5 years with a 5 year option. The cost of the lease is 5% of the audited profits net of either state or federal income taxes conducted on the above described premises or a minimum of $4,000 per year, payable quarterly. The property shall be used for receiving, processing and composting organic materials, and wholesale and retail sale of finished horticultural products. Organic materials shall include yard wastes, processing wastes, paper products and wood chips. The Company must maintain $2,000,000 of insurance on the premises.



13. Private Placements and Private Offerings:

    On February 15, 1995, later revised on August 15, 1995, Compost America Holding Company, Inc. offered for sale, in a private offering, restricted shares of common stock to private individuals, no par value, at an offering price of $2.50 per share and $3.00 per share. From February 15, 1995 to April 30, 1997 950,264 shares have been sold for a total of $2,319,592.
    The offering has no expiration date.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS










14. Common Stock Purchase Warrants and Options:

    On January 31, 1994, as a provision of the "Asset Purchase Agreement", regarding the Monmouth Recycling and Composting Project. Bio-Services Inc. was issued 100,000 warrants for the purchase of 100,000 shares of Compost America Company of New Jersey, Ltd. common stock. The warrants were exercisable as follows:



                   $5 per share        Year 1
                   $6 per share        Year 2
                   $7 per share        Year 3



    Upon a secondary issue Bio-Services, Inc. will have the right to "piggy back" its 100,000 shares on the secondary issue.

    On December 1, 1994 Bio-Services, Inc. released the 100,000 warrants. They were redistributed as follows:



              David Egarian            25,000              $5/$6/$7
              Robert W. Jones III      12,500              $5/$6/$7
              Ronald K. Bryce          12,500              $5/$6/$7
              Cancelled                50,000
                                      -------
                                      100,000
                                      -------
                                      -------




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


                                             Exercise
    Warrant Holder                 Amount     Price        Expiration
    --------------                 ------     -----        ----------

    Bedminster Bioconversion (A)  300,000   $     0.83     February 15, 2000
    Bio-Services, Inc.       (B)  300,000    1.00/1.17     January 31, 1996/1997
    B. Michael Pisani              67,200          .92     June 1, 1999
    Robert B. Long                 16,800          .92     June 1, 1999
    Gary Sondermeyer              100,000          .01     February 6, 1999
                                  -------
                                  784,000
                                  -------
                                  -------



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

                                       Exercise
    Warrant Holder            Amount    Price    Expiration
    --------------            ------    -----    ----------
    David Egarian            150,000   $1/1.17   January 31, 1996/1997
    Robert W. Jones III       75,000    1/1.17   January 31, 1996/1997
    Ronald K. Bryce           75,000    1/1.17   January 31, 1996/1997
                             -------
                             300,000
                             -------
                             -------

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







14. Common Stock Purchase Warrants and Options (continued):

    On April 30, 1995 the Board of Directors approved the issuance of Compost America Holding Company, Inc. warrants in exchange for warrants held by individuals and other entities of Compost America Company of New Jersey, Ltd. As a result the Company issued 133,012 warrants at an exercise price of $3.00 with an expiration date of June 1, 1999. The warrants were issued to the following:

         Warrant Holder                                         Amount
         --------------                                         ------

         Bedminster Bioconversion Corporation                   60,460
         David Egarian                                          30,230
         Ronald K. Bryce                                        15,115
         Robert W. Jones III                                    15,115
         B. Michael Pisani                                       9,674
         Robert B. Long                                          2,418
                                                               -------
                                                               133,012
                                                               -------
                                                               -------

    These warrants represent the reissuance of the 50,000 warrants cancelled by Bio-Services, Inc. on December 31, 1994 which were for Compost America Company of New Jersey, Ltd. All warrants are outstanding at April 30, 1997.

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
                                                 Expiration 11/14/00

    On November 26, 1996, the Company issued options to Ira Russack, for loan service, of 125,000 common shares at $1.00 per share through November 30, 2001. The option price is based on the current value of the stock.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





14. Common Stock Purchase Warrants and Options (continued):

    Summary of Warrants and Options Outstanding:

                                                       Exercise
                                           01/31/97      Price     Expiration
                                           --------      -----     ----------
    WARRANTS:

    Bedminster Bioconversion Corp           300,000   $     6.00     03/01/01
                                            300,000          .83     02/15/00
                                             60,460         3.00     06/01/99

    David Egarian                           150,000    1.00/1.17     02/15/00

    Robert W. Jones III                      75,000    1.00/1.17     02/15/00

    B. Michael Pisani                        45,200          .92     06/01/99

    Robert D. Long                            5,800          .92     06/01/99
                                          ---------
                                            936,460
                                          ---------
                                          ---------

    OPTIONS:

    Robert E. Wortmann                      300,000         2.00     04/23/01


    Victor D. Wortmann                      300,000         2.00     04/23/01

    Roger Tuttle                          1,000,000         2.50     11/14/00

    Peter Coker                             100,000         2.00
                                             50,000         5.00
                                             50,000         9.00     06/30/01

    Mark Gasarch, Esq.                      200,000         2.50     05/20/01

    Edward Rodriguez                        150,000         4.00
                                            150,000         5.00
                                            200,000         6.00     12/31/01

    M.H. Meyerson & Co.                   1,000,000         3.00     03/31/02

    Mark G. Milask                           25,000         2.00     03/31/02

    Philip Wagner                            25,000         2.00     03/31/02

    Dr. Paul Smalheiser                      25,000         2.00     03/31/02

    Donald Kaplan                            50,000         2.00     03/31/02
                                          ---------
                                          3,625,000
                                          ---------
                                          ---------

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

    The shareholders of VRH Construction Corp. are also shareholders in Compost America Holding Company, Inc. as well as VRH Construction Corp. VRH Construction Corp. as of April 30, 1996 has advanced $640,072 to the Company. The amount due is included in a note payable with interest at 10% and was due January 31, 1997. The note has been extended from the original due date to October 1, 1997. In addition, VRH Construction Corp. has advanced additional funds amounting to $3,424,283 at January 31, 1997, of which $1,543,866 is payable at 10% due October 1, 1997 and $1,880,417 is interest bearing at 10% per annum and payable on demand. The total loans and notes outstanding at April 30, 1997 amounted to $4,064,355. As of April 30, 1997 the notes and loans were consolidated with additional loans made after April 30, 1997, into two mortgage notes, $2,998,688 for Newark Recycling & Composting Company, Inc. plus accrued interest of $600,068 and $1,078,000 for Compost America Holding Company, Inc. plus accrued interest of $164,254. The mortgages are collateralized by all inventory, accounts receivable, equipment and all the assets of the Company. All advances are anticipated to be paid back upon completion of the Economic Development Bond Funding.

    The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc. through Select Acquisitions, Inc., a shareholder in Compost America Company of New Jersey, Ltd. Select Acquisitions Inc. has advanced $78,060 at April 30, 1997. Bedminster Bioconversion, Inc., an unrelated corporation, received stock purchase warrants as indicated in the notes to consolidated financial statements. There are numerous agreements and intercompany transactions between

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS









15. Related Party Transactions:

    Compost America Holding Company, Inc. and its subsidiary, Compost America Company of New Jersey, Ltd. and with its related subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc. and Monmouth Recycling and Composting Co., Inc. Chicago Recycling and Composting Company, Inc. and American BIO-AG Corporation. At April 30, 1997 all intercompany transactions have been eliminated.

    The Company, at April 30, 1997, has received loans from Roger Tuttle, the President of Compost America Holding Company, Inc. and Foundation Systems, Inc., the Principal of which is John Fetter, an officer and shareholder in the Company, in the amount of $90,000 each. In addition, expenses were accrued for advances made by Foundation Systems and amounted to $231,159.


16. Employment Contracts:

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


    As of April 30, 1997 unpaid accrued wages amounted to $663,500 for all contract employees.

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

    The Company has a loss carryforward of $8,755,648 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2009 and 2013.


18. Deposits:

         Minolta Corporation - Business equipment     $  817
         Robert Fellheimer   - Rent security           1,525
         VRH Construction - Rent security              4,000
                                                      ------
                                                      $6,342
                                                      ------
                                                      ------


19. Notes payable, bank:

    The notes payable, bank is due to Summit Bank for $100,000 at 9 1/2% interest payable on demand.


20. Notes payable, other:

       Carl Jones, American BIO-AG Corp., loan payable,
       unsecured on demand                                              $ 75,000

       Ron Bryce, American BIO-AG Corp., loan payable,
       unsecured on demand                                                35,250

       Charles Lanktree, Compost America Holding
       Company, Inc., convertible note due July 9, 1997
       at 10%. The note has been extended through August 1997             50,000

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




20. Notes payable, other (continued):


       Bruce Boltuch, Compost America Holding Company,
       Inc., convertible note due July 9, 1997 at 10%.
       The note has been extended through August 1997                   50,000

       Brokerage Service Management, Inc., Compost America
       Holding Company, Inc., note payable due on demand
       and unsecured at 10%                                             77,000

       Ira Russack, Compost America Holding Company, Inc.,
       convertible note due June 30, 1997 at 8% and is
       unsecured.  The note has been extended through
       August 15, 1997                                                 100,000

       Ira Russack, Compost America Holding Company, Inc.,
       convertible note due December 15, 1997 at 10% and is
       unsecured.                                                      100,000

       Charles Lanktree, Compost America Holding Company,
       Inc., notes payable, unsecured payable on demand at 10%           8,500

       Lancaster Consultants, Compost America Holding Company,
       Inc., loans payable, unsecured on demand at 10%
       effective rate                                                  110,300
                                                                      --------

                                                                      $606,050
                                                                      --------
                                                                      --------

21. Mortgage payable - Praxair Corp.

    The $2,100,000 mortgage is payable at 8% interest payable monthly. The mortgage was due September 1996 and extended to December 1996. Interest has been accrued to April 30, 1997 but payments have not been made. Praxair has commenced a foreclosure action on the property owned by Newark Recycling and Composting Company, Inc. in furtherence of having their note paid as well as unpaid interest, expenses and attorneys fees.


22. Due to affiliated company Foundations Systems:

    The Company is obligated on a note payable to John Fetter also known as Foundation Systems for a $90,000 note plus miscellaneous charges of $231,159 on behalf of the Chicago Project.


23. Notes payable, shareholder:

    The Company is obligated on a note payable to Roger Tuttle, president of the Company, for $90,000 which is non-interest bearing, unsecured and payable on demand.


24. Payroll taxes payable:

    The Company is in arrears for filing and payment of prior and current years payroll taxes to federal and state taxing authorities in the amount of $209,073. Interest and penalties have been accrued on these amounts. The Company is at risk, including the officers, for responsibility for tax payment under the trust fund recovery systems. The Internal Revenue Service can cause leins to be recorded and judgements to be filed.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








25. Long-term debt:


                                          Rate          Current       Long-term       Maturity
                                          ----          -------       ---------       --------
    Teepak, Inc.                       Prime & 2%                    $  264,871     Indefinite
    Rinker Materials Corp.                     7%     $3,730,871                      04/01/98
    Jerry L. Montierth                         7%          7,924        261,499       02/01/15
    Equipment notes:
      Center Capital Corp.                 12.34%         14,244         53,415       02/05/02
      Concord Commercial                    8.95%         77,406        154,811       04/09/00
      AT&T Capital Corp.                   12.53%         29,868         62,225       06/10/00
      General Electric Capital             10.75%         18,497         16,955       02/23/99
      Orix Credit Alliance, Inc.            9.50%         29,502         39,337       07/20/99
    Notes payable, others:
      Mark G. Milask                           8%                        25,000       09/30/98
      Philip Wanger                            8%                        25,000       09/30/98
      Dr. Paul Smalheiser                      8%                        25,000       09/30/98
      Donald M. Kaplan                        10%                        50,000       09/30/99
    Lionhart Global Appreciation
      Fund, convertible debenture             10%                     1,000,000       11/26/99
                                                      ----------     ----------
                                                       3,908,312      1,978,113
    Less, unamortized discount                            38,035         35,202
                                                      ----------     ----------

                                                      $3,870,277     $1,942,911
                                                      ----------     ----------
                                                      ----------     ----------


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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







25. Long-term debt (continued):

     C) The mortgage payable to Jerry L. Montierth is payable in annual installments of $26,784 including interest at 7% over 19 years. The mortgage is secured by land located in Meridian, Cochise County, Arizona.

     D) Equipment which cost $53,500 is pledged as collateral for the note which is payable in monthly installments of $1,187.

     E) Equipment which cost $202,995 is pledged as collateral for the note which is payable in monthly installments of $6,450.

     F) Equipment which cost $110,563 is pledged as collateral for the note which is payable in monthly installments of $2,489.

     G) Equipment which cost $59,920 is pledged as collateral for the note which is payable in monthly installments of $1,541.

     H) Equipment which cost $93,104 is pledged as collateral for the note which is payable in monthly installments of $2,459.

     I) Notes payable to the following are due September 30, 1998 and are unsecured:

               1)   Mark G. Milask
               2)   Philip Wanger
               3)   Dr. Paul Smalheiser
               4)   Donald Kaplan


     J) On November 25, 1996 the Company issued a convertible debenture for $1,000,000 to Lionhart Global Appreciation Fund under a Regulation D offering. The total offering proceeds amounted to $1,030,000 of which $30,000 is a fee to the agent, Kaplan Gottbetter & Levenson, LLP. The debentures are in 10 units of $100,000 each at 10% with a maturity of November 26, 1999. The interest is payable monthly commencing 30 days from the agreement and the notes are redeemable after 90 days at option of the Company. As security, the Company will escrow between 300,000 and 325,000 shares of common stock, pursuant to a registration statement declared effective by the commission, to secure the payments and shall be held by the escrow agent. The stock pledged shall be without restrictive legend.

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









25. Long-term debt (continued):

     J)  (continued):

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

         The debentures are automatically converted to each issued and outstanding debenture on the date which is 3 years after closing. Upon 90 days after closing, at the option of the Company, the debentures may be redeemed based on the following schedule:



           Number of days                     Shares of
          from Closing Date    Principal     Common Stock
          -----------------    ---------     ------------

            90 - 120          $1,000,000         80,000
           121 - 150          1,000,000         100,000
           150 or more        1,000,000         120,000



     The maturities of the long-term debt summarized as follows:


               Year ended April 30,

                    1998                          $3,870,277
                    1999                             292,653
                    2000                           1,131,624
                    2001                              17,641
                    2002                              12,270
                 Thereafter                          488,723
                                                  ----------

                                                  $5,813,188
                                                  ----------
                                                  ----------

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








26.  Impairment of investment in subsidiary:

     On June 28, 1996, the Company, through its majority owned subsidiary, Newark Recycling and Composting Company, Inc., acquired all the land application assets of R.C. Land Company, Inc. for 305,000 shares of the Company's common stock, $50,000 in cash and the assumption of a land mortgage of $276,829. The assets acquired at their fair market value are as follows:


          1)   All plans, permits and site specific
               plans from State of Arizona                 $  755,000

          2)   Various farm lands totaling 5,428
               acres                                          580,000

          3)   Machinery and equipment                        125,000
                                                           ----------
                                                            1,460,000
               Less mortgage assumed                      (   276,829)
                                                            ---------

               Net asset value                             $1,183,171
                                                           ----------
                                                           ----------

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





26.  Impairment of investment in subsidiary (continued):

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

          Basis of acquisition of American BIO-AG
          Corporation                                                 $1,770,730

          Net book value of the assets acquired
          (American BIO-AG Corporation)                                  854,700
                                                                      ----------

          Goodwill (excess of cost over the value of
          the assets acquired)                                           916,030
                                                                      ----------

          Base of acquisition                          $1,770,730

          Fair value of investment in American
          BIO-AG Corporation                            1,329,775
                                                       ----------

          Impairment loss                                 440,955        440,955
                                                       ----------     ----------

          Goodwill, net excess value over the assets
          acquired                                                    $  475,075
                                                                      ----------
                                                                      ----------

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





27.  Supplemental schedule of non-cash investing and financing activities:

                                                            Year
                                                            Ended
                                                       April 30, 1997
                                                       --------------

     Officers compensation

     May 31, 1996 issued 200,000 shares of
      common stock in settlement with Select
      Acquisitions, Inc.                                 ($  500,000)

     Legal and professional fees                              50,000

     Consulting                                              250,000

     Liquidation of former Select Acquisitions,
      Inc. shareholder disputes for stock of
      the Company                                            200,000

     June 28, 1996 issuance of 305,000 shares
      of common stock in purchase of land
      application assets of R.C. Land Company,
      Inc. by the Company                                (   762,500)

     Property, plant and equipment                           762,500

     June 30, 1996 and July 30, 1996 issued
      479,304 shares of common stock for
      consulting services                                (   606,105)

        Consulting services expense                          606,105

     October 11, 1996 issued 3,000 shares
      for legal services                                 (     6,000)

        Legal and professional fees                            6,000

     October 11, 1996 issued 465,000 shares
      of common stock for services and
      outstanding accounts payable                       (   715,260)

        Consulting, legal and professional
         fees                                                210,500

        Payment of accounts payable                          106,760

        Construction in progress, compost
         projects                                            398,000

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





27. Supplemental schedule of non-cash investing and financing activities (continued):

                                                                 Year
                                                                 Ended
                                                            April 30, 1997
                                                            --------------

     December 1, 1996, issued 256,500 shares
      of common stock for services rendered
      and consulting agreement                              (   421,250)

        Consulting services                                      10,000

        Investment in acquisition of American
         Soil, Inc.                                             397,500

        Newark Project cost                                      13,750

     February and March 1997, the Company
      issued 1,012,934 shares of common stock               ( 1,021,217)

       Consulting service and legal                           1,007,920

       Construction in progress                                  13,297


                                                                 Year
                                                                 Ended
                                                            April 30, 1997
                                                            --------------

     Issuance of capital stock for management services         ($  1,000)
     Professional fees                                             1,000

     Issuance of capital stock in acquisition of
      Bedminster Seacor Services Miami Corporation           ( 500,000)
     Assets acquired                                           500,000

     Issuance of capital stock in settlement
      of debt to Jonathan Frank                             (  150,000)
     Note due to Jonathan Frank                                150,000

     Issuance of capital stock for legal,
      accounting and consulting services                     ( 717,214)
     Legal - accounts payable                                   43,404
     Accounting                                                 50,000
     Consulting                                                623,810

     Issuance of capital stock for investment
      in American BIO-AG Corporation                         ( 208,332)

     Investment - American BIO-AG Corporation                  208,332

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








28. Earnings per share:
                                                 1997           1996
                                                Primary        Primary
                                                -------        -------
     Number of shares:
      Weighted average shares
      outstanding                            15,781,015     13,654,892

     Incremental shares for
      outstanding stock
      warrants                                  936,460        877,960

     Incremental shares for
      outstanding stock
      options                                 2,345,833        216,666
                                             ----------     ----------
                                             19,063,308     14,749,518
                                             ----------     ----------
                                             ----------     ----------


    Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options and warrants, all of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for 1997 and 1996.

                         [LETTERHEAD OF ZELLER WEISS & KAHN]


          REPORT OF INDEPENDENT AUDITORS' ON STATEMENT OF OPERATING EXPENSES
          ------------------------------------------------------------------






Board of Directors
Compost America Holding Company, Inc. and subsidiaries
Doylestown, Pennsylvania



     We have audited the consolidated financial statements of Compost America Holding Company, Inc. and subsidiaries as of April 30, 1997 and 1996 and for the periods then ended and for the period December 17, 1993 (inception) to April 30, 1997, our report thereon dated July 31, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole.
In connection with our audit of these financial statements, we audited the statement of operating expenses for the periods ended April 30, 1997 and 1996.

     Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, the statement of operating expenses for the periods ended April 30, 1997 and 1996 and for the period December 17, 1993 (inception) to April 30, 1997 present fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.



                                   /s/ Zeller Weiss & Kahn











July 31, 1997
Mountainside, New Jersey

                       COMPOST AMERICA HOLDING COMPANY, INC.
                           (A Development Stage Company)

                   CONSOLIDATED STATEMENT OF OPERATING EXPENSES






                                                              Cumulative from
                                           Year Ended        December 17, 1993
                                            April 30,         (Inception) to
                                        1997        1996      April 30, 1997
                                        ----        ----      --------------

Operating expenses:
  Salaries                        $  605,289     $   69,279        $  734,317
  Payroll taxes                       28,526         13,736            49,895

  Advertising                         40,000          2,750            48,055
  Amortization                        82,989         18,256           105,412
  Automobile expense                  18,994         35,022            87,814
  Bad debt charges                    55,384         63,190

  Bank charges                         2,955          1,897             5,489
  Building rental                     67,300         18,300           155,354
  Carting expense                        394
  Computer expense                                                        849

  Consultants                      1,688,930        560,465         2,273,495
  Depreciation                        78,337         20,411           101,778
  Dues and subscriptions               3,068          2,872            21,470
  Employment Services                                                     600

  Equipment rental                    11,676          1,700            18,431
  Insurance                           93,995         42,801           187,524
  Land lease expense                  11,171                           11,171
  Licenses and permits                 8,892          1,268            10,426

  Impairment loss in consolidated
   subsidiary                        440,955                          440,955
  Miscellaneous                        2,614         13,678            28,462
  Office expense                      15,193         24,464            53,086
  Option expense                      77,475                           84,975

  Outside services                     1,564          1,299             3,734
  Penalties and fines                 11,149                           11,149
  Postage and deliveries               9,494          7,679            22,968
  Printing                            67,024         19,795            86,819

  Professional fees                  699,606        398,224         1,128,123
  Repairs and maintenance             13,758          4,530            18,288
  Research and development            15,000                          475,376
  Settlement of shareholder
   dispute                           515,000                          515,000

  Stock expense                       15,129                           15,129
  Sitework                             2,731                            2,731
  Supplies                            14,500                           14,500
  Taxes, other                       130,869         47,696           178,960

  Telephone                           75,399         42,304           149,779
  Travel and entertainment            95,431        133,288           279,788
  Utilities                            7,393            791            11,584
                                  ----------     ----------        ----------

                                  $5,007,790     $1,482,505        $7,397,070
                                  ----------     ----------        ----------
                                  ----------     ----------        ----------