Form 10QSB
period 1997-07-31
COMPOST AMERICA HOLDING CO INC
filed 1997-09-19
CIK 1008882

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended July 31, 1997

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

1.  Common Stock -  19,578,777 shares outstanding as at August 31,
                   1997.

Transitional Small Business Disclosure Format (check one):
Yes_____  No _X_

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       1285 Ave. of the Americas
                                       3rd  Floor
                                       New York, New York  10019

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                    THREE MONTHS ENDED JULY 31, 1997 AND 1996 AND
            FOR THE PERIOD DECEMBER 17, 1993 (INCEPTION) TO JULY 31, 1997


















                                       CONTENTS


                                                                Page



Condensed consolidated financial statements:

  Balance sheet                                                  F-2

  Statement of income (loss)                                     F-3

  Statement of stockholders' equity                           F-4 - F-5

  Statement of cash flows                                        F-6

  Statement of operating expenses                                F-7

  Notes to condensed consolidated financial statements        F-8 - F-45

          COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                      (A Development Stage Company)

              CONDENSED CONSOLIDATED BALANCE SHEET--JULY 31, 1997
                                 (UNAUDITED)

                                          ASSETS
Current assets:
  Cash..........................................................  $      22,892
  Accounts receivable...........................................         36,421
  Prepaid expenses..............................................        144,605
                                                                  -------------
    Total current assets........................................        203,918
                                                                  -------------
Plant, property and equipment Land..............................      8,466,441
  Site improvements.............................................        174,519
  Transportation equipment......................................        160,046
  Office equipment..............................................         71,051
  Machinery & equipment.........................................        609,247
  Construction in progress, Compost projects....................      7,328,200
                                                                  -------------
                                                                     16,809,504
    Less accumulated depreciation...............................        180,468
                                                                  -------------
                                                                     16,629,036
                                                                  -------------
Other assets:
  Excess of cost over assets acquired, net of
    amortization of $16,354.....................................        458,731
  Town of Freehold lease acquisition cost, net of
    amortization of $54,170.....................................        806,691
  Intangible assets, net of amortization of $46,942.............        218,243
  Option deposit................................................         62,500
  City of Miami contract performance fee........................      1,000,000
                                                                  -------------
                                                                      2,546,165
                                                                  -------------
                                                                  $  19,379,119
                                                                  -------------
                                                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgages payable--Praxair Corp...............................  $   2,100,000
  Current portion of long-term debt.............................      3,869,502
  Notes payable, bank...........................................        100,000
  Notes payable, others.........................................        623,550
  Notes payable, shareholder....................................        115,000
  Due to related parties........................................      4,513,574
  Accounts payable, accrued expenses and payroll taxes payable..      4,420,562
  Reserve for land replacement..................................         85,375
                                                                  -------------
    Total current liabilities...................................     15,827,563
                                                                  -------------
Long-term debt, net of current portion..........................      1,904,493
                                                                  -------------
Contingencies and commitments
Minority interest in consolidated subsidiary....................              0
                                                                  -------------
Stockholders' equity:
  Preferred stock, Series A, no par value, 25,000,000
    shares authorized; none issued
  Common stock, no par value, 50,000,000 shares
    authorized; 18,707,277 shares issued and
    outstanding.................................................    11,131,299
  Convertible preferred stock, Series B, no par
    value, 5,000,000 shares authorized; 400,000 shares
    issued and outstanding (aggregate liquidation
    preference $1,000,000)......................................     1,000,000
  Deficit accumulated during the development stage..............   (10,455,544)
  Less:subscriptions receivable.................................       (28,692)
                                                                 -------------
                                                                     1,647,063
                                                                 -------------
                                                                 $  19,379,119
                                                                 -------------
                                                                 -------------

             See notes to condensed consolidated financial statements.

            COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                       (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                  (UNAUDITED)

                                                                                    CUMULATIVE
                                                                                       FROM
                                                              THREE MONTHS         DEC. 17, 1993
                                                                 ENDED              (INCEPTION)
                                                                JULY 31,                 TO
                                                       --------------------------     JULY 31,
                                                           1997          1996           1997
                                                       -----------  -------------  -------------
Net sales............................................  $         0  $           0  $      80,741
Other revenues.......................................      137,836              0        338,757
                                                       -----------  -------------  -------------
    Total............................................      137,836              0        419,498
Cost of operations, transportation...................       14,784              0         42,930
                                                       -----------  -------------  -------------
Gross income.........................................      123,052              0        376,568
General and administrative...........................    1,518,657      1,436,774      8,915,727
                                                       -----------  -------------  -------------
Loss from operations.................................   (1,395,605)    (1,436,744)    (8,539,159)
Other non-operating expense:
  Interest...........................................      304,291        139,516      1,765,357
                                                       -----------  -------------  -------------
Loss before income tax expense.......................   (1,699,896)    (1,576,290)   (10,304,516)
Income tax expense...................................            0              0              0
                                                       -----------  -------------  -------------
 .....................................................   (1,699,896)    (1,576,290)   (10,304,516)
Minority interest in (income) loss of
  consolidated subsidiaries..........................            0         42,552        209,827
                                                       -----------  -------------  -------------
                                                        (1,699,896)    (1,533,738)   (10,094,689)
Loss in equity in joint venture......................                     (13,603)      (360,855)
                                                       -----------  -------------  -------------
Net loss                                               ($1,699,896) ($  1,547,341) ($ 10,455,544)
                                                        -----------  -------------  -------------
                                                        -----------  -------------  -------------
Loss per common share:
  Primary                                                     (.08) ($       0.11)
                                                        -----------  -------------
                                                        -----------  -------------
Weighted average number of common shares outstanding:
  Primary............................................    22,831,565     18,522,574
                                                        -----------  -------------
                                                        -----------  -------------

    See notes to condensed consolidated financial statements.

               COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                       (DEFICIT)
                                                                                                      ACCUMULATED
                                                                                COMMON STOCK          DURING THE
                                                                         --------------------------   DEVELOPMENT
                                                                            SHARES        AMOUNT         STAGE
                                                                         ------------  ------------  -------------
Balance, April 30, 1996................................................    14,522,364  $  5,841,684  ($  2,834,045)

  Issuance of common stock, May 1996 (3.00 per sh.)....................        41,534       124,602
  Issuance of common stock settlement agreement with Select
    Acquisitions, May 31, 1996 (2.50 per sh.)..........................       200,000       500,000
  Issuance of common stock, June 1996 (3.00 per sh.)...................        24,930        74,790
  Issuance of common stock for acquisition of assets, June 28, 1996
    (2.50 per sh.).....................................................       305,000       762,500
  Issuance of common stock in payment to consultants for excess
    services, June 30, 1996 (5.00 per sh.).............................         3,138        15,690
  Issuance of common stock, consulting agreement, June 30, 1996 (2.50
    per sh.)...........................................................           583         1,458
  Issuance of common stock, July 1996 (2.00 per sh.)...................        16,335        49,005
  Issuance of common stock, consulting agreement services, July 1, 1996
    (2.50 per sh.).....................................................        75,000       187,500
  Issuance of common stock for services July 24, 1996 (1.00 per sh.)...       400,000       400,000
  Issuance of common stock, consulting agreement, July 31, 1996 (2.50
    per sh.)...........................................................           583         1,457
  Charge deferred offering cost to stock proceeds......................                     (23,564)
  Issuance of common stock, August 1996 (3.00 per sh.).................        12,000        36,000
  Issuance of common stock, September 9, 1996 (3.00 per sh.)...........        52,540       157,620
  Issuance of common stock, September 1996 (1.00 per sh.)..............        83,000        83,000
  Issuance of common stock, September 1996 (3.00 per sh.)..............        67,900       203,700
  Issuance of common stock for payment of accounts payable October 11,
    1996 (2.09 per sh.)................................................        51,000       106,760
  Issuance of common stock for services October 11, 1996 (1.49 per
    sh.)...............................................................       414,000       608,500
  Issuance of common stock for services October 23, 1996 (2.00 per
    sh.)...............................................................         3,000         6,000
  Issuance of common stock, October 1996 (1.00 per sh.)................         8,000         8,000
  Issuance of common stock, October 1996 (3.00 per sh.)................         8,000        24,000
  Issuance of common stock for services, December 1, 1996 (.09 per
    sh.)...............................................................       100,000         9,000
  Issuance of common stock for services, December 1, 1996 (1.00 per
    sh.)...............................................................         1,000         1,000
  Issuance of common stock for services, December 1, 1996 (2.50 per
    sh.)...............................................................         5,500        13,750
  Issuance of common stock, consulting agreement services, January 8,
    1997 (2.65 per sh.)................................................       150,000       397,500

                        See notes to condensed consolidated financial statements

                    COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                      (DEFICIT)
                                                                                                     ACCUMULATED
                                                                                COMMON STOCK          DURING THE
                                                                         --------------------------  DEVELOPMENT
                                                                           SHARES        AMOUNT         STAGE
                                                                         -----------  -------------  ------------
  Issuance of common stock for services, February 17, 1997 (.50 per
    sh.)...............................................................      198,594         99,297
  Issuance of common stock for services, February 27, 1997 (1.00 per
    sh.)...............................................................      880,000        880,000
  Issuance of common stock for services, February 27, 1997 (.50 per
    sh.)...............................................................        5,000          2,500
  Issuance of common stock for services, March 26, 1997 (.50 per sh.)..       78,840         39,420
    Net loss, April 30, 1997...........................................                               (5,921,603)
                                                                         -----------  -------------  ------------
Balance, April 30, 1997................................................   17,707,841     10,611,169   (8,755,648)

  Issuance of common stock for services, May 7, 1997 (.50 per sh.).....      180,800         90,400
  Issuance of common stock for services, May 8, 1997 (.50 per sh.).....       63,500         31,750
  Issuance of common stock for services, May 2, 1997 (.50 per sh.).....      300,000        150,000
  Issuance of common stock, June 1, 1997 (.50 per sh.).................       15,000          7,500
  Issuance of common stock for services, June 2, 1997 (.50 per sh.)....      140,000         70,000
  Issuance of common stock for services, June 9, 1997 (.50 per sh.)....      245,000        122,500
  Issuance of common stock for services, June 11, 1997 (.50 per sh.)...       50,600         25,300
  Issuance of common stock for payment of accounts payable, June 11,
    1997 (5.00 per sh.)................................................        4,536         22,680
    Net loss, July 31, 1997............................................                                  1,699,896
                                                                         -----------  -------------  -------------
Balance, July 31, 1997.................................................   18,707,277  $  11,131,299   ($10,455,544)
                                                                         -----------  -------------  -------------
                                                                         -----------  -------------  -------------

                                                                                PREFERRED STOCK
                                                                           -----------------------
                                                                            SHARES       AMOUNT
                                                                           ---------  ------------
  Issuance of preferred stock, Series B, July 3, 1997 (2.50 per sh.)...      400,000     1,000,000
                                                                           ---------  ------------
Balance, July 31, 1997.................................................      400,000  $  1,000,000
                                                                           ---------  ------------
                                                                           ---------  ------------

                See notes to condensed consolidated financial statements.

            COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                           THREE MONTHS           CUMULATIVE
                                                                               ENDED                 FROM
                                                                             JULY 31,          DECEMBER 17, 1993
                                                                      -----------------------   (INCEPTION) TO
                                                                         1997        1996        JULY 31, 1997
                                                                      ----------  -----------  -----------------
Operating activities:
  Net loss.......................................................... ($1,699,896) ($1,547,341)    ($10,455,544)
Adjustments to reconcile net cash and equivalents provided by operating activities:
  Amortization......................................................      10,376        4,567          115,788
  Depreciation......................................................      46,921        7,340          148,699
  Loss in equity in joint venture...................................           0       16,455          360,855
  Stock issued for professional services............................     489,950      206,055        2,653,475
  Shareholder settlement............................................           0      500,000          500,000
  Loss in equity of minority interest...............................           0      440,955         (129,209)

Changes in operating assets and liabilities:
  (Increase) decrease in prepaid expenses...........................      28,513       44,851         (144,605)
  Increase in accounts payable and accrued expenses.................     290,439      345,962        4,593,406
  (Increase) decrease in accounts receivable........................     (10,332)           0          (36,421)

Changes in other assets and liabilities:
  Increase (decrease) in cash from affiliated companies:
    R.C. Land Company, Inc..........................................           0      (26,784)               0
    American Bio-AG Corp............................................           0      185,000                0
    American Soil Company, Inc......................................           0     (173,566)               0
    Due to affiliate................................................           0       14,160           78,060
    Deferred offering costs.........................................           0       20,564                0
                                                                      ----------  -----------  -----------------
    Net cash provided from (used in) operating activities...........    (844,029)      38,218       (2,315,496)
                                                                      ----------  -----------  -----------------

Investing activities:
  Purchase of restrictive covenant..................................           0            0         (250,000)
  Purchase of construction in progress, Compost project.............    (178,423)    (267,405)      (4,845,464)
  Purchase of land, property and equipment..........................           0     (416,221)      (8,406,871)
  Purchase of organizational costs..................................           0            0           (5,925)
  Reduction (purchase) of equity in American BIO-AG
  Corporation.......................................................           0            0          624,636
  City of Miami performance fee.....................................           0            0       (1,000,000)
  Lease acquisition cost............................................           0            0         (463,361)
  Reserve for land replacement......................................           0            0           85,375
  (Increase) decrease in deposits receivable........................       1,525      (61,036)          (4,306)
  Return (purchase) of option deposits..............................     (25,000)     (12,500)         (62,500)
  Increase in cost in excess of assets acquired.....................           0     (331,606)      (1,253,244)
                                                                      ----------  -----------  -----------------
    Net cash used in investing activities...........................    (201,898)  (1,088,768)     (15,581,660)
                                                                      ----------  -----------  -----------------
Financing activities:
  Increase in advances from affiliated companies....................      50,000      346,667        4,435,514
  Increase in notes payable, shareholder............................      25,000            0          115,000
  Increase in notes payable, bank...................................           0            0          100,000
  Increase (decrease) in notes payable, other.......................     (50,000)     200,250          556,050
  Increase in mortgage payable......................................           0            0        2,100,000
  Increase in other long-term debt..................................      67,500      276,829        6,071,654
  Payments on long-term debt........................................     (39,193)           0         (167,093)
  Proceeds from issuance of preferred stock.........................   1,000,000                     1,000,000
  Proceeds from issuance of common stock............................       7,500      224,833        3,708,923
                                                                      ----------  -----------  -----------------
    Net cash provided by financing activities.......................   1,060,807    1,048,579       17,920,048
                                                                      ----------  -----------  -----------------

Net increase (decrease) in cash.....................................      14,880       (1,971)          22,892

Cash, beginning of period...........................................       8,012        3,498                0
                                                                      ----------  -----------  -----------------
Cash, end of period.................................................  $   22,892  $     1,527    $      22,892
                                                                      ----------  -----------  -----------------
                                                                      ----------  -----------  -----------------

Supplementary disclosure of cash flow information
  Interest..........................................................  $   46,820  $         0    $     581,108
  Taxes.............................................................  $        0  $         0    $           0

Supplemental schedule of non-cash investing and financing activities

             See notes to condensed consolidated financial statements.

                     COMPOST AMERICA HOLDING COMPANY, INC.
                         (A Development Stage Company)

             CONDENSED CONSOLIDATED STATEMENT OF OPERATING EXPENSES
                                  (UNAUDITED)

                                                                           THREE MONTHS
                                                                              ENDED              CUMULATIVE FROM
                                                                             JULY 31,           DECEMBER 17, 1993
                                                                    --------------------------   (INCEPTION) TO
                                                                        1997          1996        JULY 31, 1997
                                                                    ------------  ------------  -----------------
Operating expenses:
  Salaries........................................................  $    136,083  $    100,110    $     870,400
  Payroll taxes...................................................        13,753         3,068           63,648

  Advertising.....................................................             0         5,935           48,055
  Amortization....................................................        10,376         4,567          115,788
  Automobile expense..............................................         6,582         4,113           94,396
  Bad debt charges................................................             0             0           63,190

  Bank charges....................................................         2,360           801            7,849
  Building rental.................................................        17,567         4,575          172,921
  Carting expense.................................................             0             0              394
  Computer expense................................................         8,500             0            9,349

  Consultants.....................................................       901,049       253,415        3,174,544
  Depreciation....................................................        46,921         7,340          148,699
  Dues and subscriptions..........................................             0           520           21,470
  Employment Services.............................................             0             0              600

  Equipment rental................................................           240         1,579           18,671
  Insurance.......................................................        21,690        14,867          209,214
  Land lease expense..............................................         3,543             0           14,714
  Licenses and permits............................................             0             0           10,426

  Impairment loss in consolidated subsidiary......................             0       440,955          440,955
  Miscellaneous...................................................             0         2,396           28,462
  Office expense..................................................         2,464             0           55,550
  Option expense..................................................             0             0           84,975

  Outside services................................................           119           239            3,853
  Penalties and fines.............................................             0             0           11,149
  Postage and deliveries..........................................         2,144         1,350           25,112
  Printing........................................................             0           705           86,819

  Professional fees...............................................       303,491        19,077        1,431,614
  Repairs and maintenance.........................................         5,961           250           24,249
  Research and development........................................             0             0          475,376
  Settlement of shareholder dispute...............................             0       500,000          515,000

  Stock expense...................................................        (6,298)            0            8,831
  Sitework........................................................             0             0            2,731
  Supplies........................................................             0             0           14,500
  Taxes, other....................................................        32,373        29,902          211,333

  Telephone.......................................................         4,858        16,405          154,637
  Travel and entertainment........................................         4,038        23,885          283,826
  Utilities.......................................................           843           720           12,427
                                                                    ------------  ------------  -----------------
                                                                    $  1,518,657  $  1,436,774    $   8,915,727
                                                                    ------------  ------------  -----------------
                                                                    ------------  ------------  -----------------

            See notes to condensed consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     The unaudited condensed financial statements of Compost America Holding Company, Inc. and its Subsidiaries have been prepared pursuant to the rules and regulations of The Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's April 30, 1997 annual report on Form 10KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998.


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

    On January 23, 1995, Alcor entered into an Acquisition Agreement and lan of
     Reorganization with Compost America Company of New Jersey, Ltd., incorporated in the state of Delaware on December 17, 1993. Compost America Company of New Jersey, Ltd. had 5,000,000 shares, .01 par value of common stock authorized, of which 1,654,000 shares were issued and outstanding. Alcor exchanged 9,924,000 shares of its common stock for all of the outstanding common stock of Compost America Company of New Jersey, Ltd.

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

5.  Principles of reorganization:

    The acquisition of the Company's subsidiary, Compost America Company of New Jersey, Ltd., on January 23, 1995 has been accounted for as a reverse purchase of the assets and liabilities of the Company by Compost America Company Holding Company, Inc. Accordingly, the consolidated financial statements represents assets, liabilities and operations of only Compost America Company of New Jersey, Ltd. prior to January 23, 1995 and the combined assets, liabilities and operations for the ensuing period. The financial statements reflect the purchase of the stock of Alcor Energy and Recycling Systems, Inc., the former name of Compost America Holding Company, Inc., by Compost America Company of New Jersey, Ltd. for stock and the assumption of liabilities of $49,094, this amount being the historical cost of the assets and liabilities acquired. All significant inter-company profits and losses from transactions have been eliminated.

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

7.  Common stock:

    A.   May 17, 1996

    The Company entered into a settlement agreement with Select Acquisitions, Inc., Pasquale Dileo, an officer and shareholders of Select Acquisitions, Inc. and a consultant and shareholder of the Company, and Michael Papa, the former owner and major shareholder of Select Acquisitions, Inc. as a result of various disputes and agreed to resolve any and all disputes by certain terms and conditions. As a result of services provided, Select Acquisitions, Inc. and Pasquale Dileo received stock in the Company. In settlement of the disagreements of the shareholders of Select Acquisitions, Inc., the Company issued 80,000 shares of its common stock to the original shareholders, 100,000 shares to Michael Papa and 20,000 shares to Gordon N. Gemma, Esq. for outstanding legal fees. In addition, Michael Papa is to receive from the Company $60,000 for costs, expenses and other payments as a representative of Select Acquisitions, Inc. and the Company. These shares were valued at $2.50 per share.

    B.   June 28, 1996

    The Company entered into an agreement to acquire all of the land application business and assets of R.C. Land Company, Inc. and its 33 1/3% interest in American BIO-AG Corporation by the issuance of 305,000 shares of common stock and other payments. The price of the stock was based on $2.50 per share.

    C.   June 30, 1996

    The Company issued a total of 3,066 shares to Robert Tardy and 72 shares to Robert C. Myers in exchange for overtime compensations per their consulting agreements. The agreed upon value of the shares was $5.00 per share which was the value of the service provided.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  Common stock (continued):

    D.   June and July 1996

    The Company issued 583 shares of its common stock each month as part of a consulting agreement dated May 31, 1996 with J.G.R. Associates.

    E.   July 1, 1996

    The Company issued 75,000 shares of its common stock valued at $2.50 per share to Ronald Bryce for consulting services as part of the asset purchase agreement with R.C. Land Company, Inc.

    F.   July 24, 1996

    The Company entered into a consultant agreement with Edward Rodriguez for a term of 2 years. The consultant is to receive $400,000 by the issuance of 400,000 shares of the Company's common stock and an option to purchase 500,000 shares of the Company's common stock immediately exercisable expiring December 31, 2001.

    G.   September 9, 1996

    The Company issued 52,540 shares of its common stock valued at $3.00 per share to Select Acquisitions, Inc. for consulting and contract expenses paid on behalf of Compost America Holding Company, Inc.

    H.   October 11, 1996

    The Company issued 51,000 shares at $2.09 per share to Ronald Bryce for payment of accounts payable of American BIO-Ag Corporation in the amount of $106,761.

    I.   October 11, 1996

    The Company issued 55,500 shares of stock regarding the Newark Project to various individuals. The agreed upon value of the stock was $102,250 or $1.84 per share average price for the services provided.

    J.   October 11, 1996

    The Company issued 165,000 shares to attorneys. The agreed upon value was $180,000 or $1.09 per share average price for the services provided.

    K.   October 11, 1996

    The Company issued 110,000 shares to consultants. The agreed upon value was $199,500 or $1.81 per share average price for the services provided.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  Common stock (continued):

    L.   October 11, 1996

    The Company issued 83,500 shares to various engineers, etc. The agreed upon value was $134,250 or $1.22 per share average price for the services provided.

    M.   October 23, 1996

    The Company issued 3,000 shares of stock to the law firm of Atkinson
     Debartolo & Kalapos regarding an agreement which was terminated at a value of $2.00 per share or $6,000.

    N.   December 1, 1996

    The Company issued 100,000 shares to a former employee as compensation for services provided. The shares were valued at $.09 per share for the services provided.

    O.   December 1, 1996

    The Company issued 6,500 shares of common stock, 1,000 shares at $1.00 per share and 5,500 at $2.50 per share for services.

    P.   January 8, 1997

    As part of the acquisition agreement for American Soil, Inc., the Company issued 150,000 shares of stock to Robert Young, the former owner of American Soil, Inc. The fair value of the stock was valued at $2.65 per share based on the asset value of American Soil, Inc.

    Q.   February 17, 1997

    The Company issued 198,594 shares of its common stock for consulting services by individuals. The estimated fair value was $.50 per share or $99,297.

    R.   February 24, 1997

    The Company issued 880,000 shares of its common stock for services. The stock was registered in a S-8 Registration and offered for sale by the consultants. The fair value was estimated at $1.00 per share or $880,000.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  Common stock (continued):

    S.   February 27, 1997

    The Company issued 5,000 shares of its common stock for consulting services to Berwyn Capital Corporation. The fair value is estimated to be $.50 or $2,500.

    T.   March 26, 1997

    The Company issued 78,840 shares of common stock to three individuals for consulting service regarding the Miami Project. The fair value is estimated to be $.50 or $39,420.

    U.   May 7, 1997

    The Company issued 180,800 shares of common stock to three individuals for financial consulting services. The fair value is estimated to be $.50 per share or $90,400.

    V.   May 8, 1997

    The Company issued 63,500 shares of common stock to West St. Front Trust for financial consulting services. The fair value is estimated to be $.50 per share or $31,750.

    W.   May 21, 1997

    The Company issued 300,000 shares of common stock to an attorney. The fair value is estimated to be $.50 per share or $150,000.

    X.   June 1, 1997

    The Company entered into a subscription agreement with three individuals entitling each individual to 5,000 shares of the Company's unregistered common stock at a price of $.50 per share. These same individuals loaned the Company $22,500 each in the form of a convertible note (see note 19).

    Y.   June 2, 1997

    The Company issued 140,000 shares of common stock for various professional services. The fair value is estimated to be $.50 per share or $70,000.

    Z.   June 9, 1997

    The Company issued 245,000 of common stock to Ronald Bryce for consulting services. The fair value is estimated to be $.50 per share or $122,500.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.  Common stock (continued):

    AA.  June 11, 1997

    The Company issued 50,600 shares of common stock to Lancaster Consulting, Inc. for consulting services. The fair value is estimated to be $.50 per share or $25,300.

    BB.  June 11, 1997

    The Company issued 4,536 shares of common stock to Robert Tardy for payment of accounts payable. The fair value is estimated to be $5.00 or $22,680.

8.  Investment in American BIO-AG Corporation:

    The Company and two other entities formed a joint venture. The purpose of the joint venture is to develop, own or lease, operate and farm biosolids beneficial use land application sites. The joint venture registered to do business in Arizona on June 27, 1995. In addition, Professional Service Group desires to support the joint venture company in its efforts to secure, develop and permit beneficial use land application sites throughout the United States beginning first in the South West where 365 day application prevail such as Texas, Arizona, New Mexico and California. The initial land application sites to be developed by the joint venture corporation are Arizona, Texas and New Jersey. Compost America Holding Company, Inc. will arrange for a bridge loan in the amount of $750,000 which will be repaid upon long-term financing. The loan is anticipated to be funded by April 1, 1995 and repaid by June 30, 1995. As of June 28, 1996 the bridge loan was not arranged. Compost America Holding Company, Inc. has arranged for short-term funds from February 15, 1995 to June 28, 1996. Compost America Holding Company, Inc. will also receive a development fee of $125,000 on positive distributable cash flow. The joint venture corporation will sign a 15 year management contract with Mr. Bryce, President of R.C. Land Company, Inc. for $150,000 salary per year to manage the joint venture beginning February 15, 1995 plus standard benefits in addition, upon the Company's generation of positive cash flow. In April of 1996 the Company issued 83,333 shares of its common stock as compensation for unpaid management fees and expenses to Mr. Ronald Bryce. The Company has valued these shares at a fair value of $2.50 per share or $208,332. This amount

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



8.  Investment in American BIO-AG Corporation (continued):

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

    On June 28, 1996 the Company, through its majority owned subsidiary, Newark Recycling and Composting Company, Inc., purchased all of the land application business assets of R.C. Land Company and all the ownership interests of Compost America Holding Company, Inc., Twin River Equities and R.C. Land Company, Inc.'s in American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. became the 100% owner of the entity American BIO-AG Corporation. Newark Recycling and Composting Company, Inc. is owned 75% by Compost America Holding Company, Inc. and 25% owned by Potomac Technologies. For the period October 1, 1996 to July 31, 1997 American BIO-AG Corporation has been included in the consolidated financial statements of the Company.

9.  Agreements:

    1) On February 13, 1996, the Company entered into a master letter agreement with Paine Webber Incorporated to act as a sole financial advisor and senior managing underwriter for the Company and its various subsidiaries in connection with the financing of certain waste disposal facilities, certain ancillary equipment and certain related development costs (the projects). As compensation, the Company will pay a success fee, equity placement fee, underwriter fee, discount fee and out of pocket expenses and in no event shall Paine Webber be entitled to less than 10% of all fees and discounts paid in connection with the underwriting of bonds for any project financing. The term of the agreement is for twenty four months.
          As of September 16, 1996 the term has been extended to September 16, 1998.

    2) On June 7, 1996 the Company became effective as to it's S-1 Registration Statement which registered 1,353,100 shares of the Company's common stock solely for selling shareholders.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Agreements (continued):

    3) On September 15, 1996 the Company entered into a Lock-Up Agreement with John B. Fetter, owner of 2,528,612 shares of the Company's common stock, who agreed for a period of 12 months not to sell 2,300,000 shares of his stock and for an additional 12 months will not sell 2,000,000 shares of his stock.

    4) On October 1, 1996 the Company and individual shareholders agreed to a modified Lock-Up Agreement for shares that they owned for 6 months (October 1, 1996 to March 31, 1997) not to sell their shares. The shareholders and shares are as follows:

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

    5) On October 9, 1996 the Company and Bruce Boltuch entered into an agreement for a convertible 10% note for $50,000 payable on April 9, 1997. The note, at the option of the holder, is convertible 30 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share. On October 9, 1996, the Company issued a six month $50,000 convertible note at 10% to Charles Lanktree with a maturity date of April 9, 1997. Interest to be paid monthly. The note is non recourse on any shareholder or officer of the Company and

            COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Agreements (continued):

    5)   (continued):

         is an obligation of the Company only. The note is convertible 30 days prior to maturity into common shares of the Company at a conversion price of $3.00 per share. The note is collateralized by 20,000 registered shares of the Company's common stock held in escrow. The collateral is transferred if the unpaid principal and unpaid interest are not paid on the maturity date plus 15 days. As of July 31, 1997, the note was unpaid. On May 19, 1997 an agreement to extend the maturity to July 9, 1997 at 12% interest was agreed to. On May 19, 1997, Bruce Boltuch received an option to purchase 7,500 shares of registered tradeable stock at $2.00 per share and 2,500 shares of registered common stock of the Company for granting the extension for payment of the note.

    6) On October 9, 1996 the Company entered into a Lock-Up of Insiders Shares Agreement for a period of 16 months from the date of October 9, 1996. The following is a list of shareholders and their respective shares as per this agreement.

              Shareholder                            Shares
              -----------                            ------
              Andrea Wortmann                       150,000
              Robert E. Wortmann, Jr.               150,000
              Victor D. Wortmann, Sr.               812,500
              Roger E. Tuttle                     2,433,509
              Robert E. Wortmann                    802,500
              Victor D. Wortmann, Jr.               200,000
              Elizabeth Tuttle                      100,000
              Erika Wortmann                        150,000
              Kristie Tuttle                        100,000
              Select Acquisitions                 1,308,640
              Susan Ann Curran                      200,000
              William Tuttle                        100,000
              Mary Wortmann                          40,000
                                                  ----------
                                                  6,547,149
                                                  ----------
                                                  ----------


    7) On October 15, 1996 the Company and Brokerage Services Management, Inc. entered into an agreement for a convertible 10% note for $53,000 with a maturity of December 15, 1996, interest and principal payable on maturity. The note, at the option of the holder, is convertible 6 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Agreements (continued):

    8) On November 24, 1996 the Company and Berwyn Capital Investments, Inc. entered into an agreement for Berwyn Capital Investments, Inc., for a term of 180 days, to arrange corporate equity, project debt, project mortgage debt and project subordinated debt on behalf of the Company. The anticipated equity financing is to amount to $3,000,000. As compensation for this service:

         A) A cash payment equal to 6% of any equity funds raised and 3.6% of the proceeds of any debt offering.

         B) Option to purchase common stock of $3.50 per share exercisable any time within 5 years from the date of issuance with a value equal to 4% (2.4% in the case of debt) of the funds raised. Upon execution the Company will issue as a retainer 5,000 shares of common stock. In consideration of the amount due under A) the amount due shall be reduced by $15,000.


    9) On December 3, 1996 the Company and Ira Russack entered into an agreement for a convertible 8% note for $100,000 due June 30, 1997, and extended to August 15, 1997, interest and principals payable on the maturity date. On January 16, 1997 the Company and Ira Russack entered into an agreement for a convertible 10% note for $100,000 due December 15, 1997, interest and principals payable on the maturity date. The notes are convertible at $3.00 per share based on the remaining principal amount plus any accrued interest at the maturity date.

    10) In March 1997, the Company and M. H. Meyerson & Co., Inc. entered into an agreement for Meyerson to perform investment banking services on a non-exclusive basis for a period of three years.
          Such services will be performed as requested by the Company on a best efforts basis and will include assistance in mergers, acquisitions and internal capital structuring and the placement of new debt and equity issues. Consideration for the services is an option to purchase 1,000,000 shares of unregistered common stock of the Company. The option expires on March 31, 2002. The option shall vest and become irrevocable as follows:

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



9.  Agreements (continued):

    10)  (continued):

         Upon signing of this agreement, the Company will pay Meyerson
          $25,000 as a non-accountable and non-refundable expense allowance. Meyerson shall be entitled to additional compensation to be agreed upon in advance of any transaction proposed or executed by Meyerson.

    11) On March 20, 1997, the Company issued a $8,500 note to an affiliated company of Charles Lanktree at 10% interest due May 8, 1997. Interest and principal payable at maturity. The note was not paid on May 8, 1997 and is delinquent.

    12) On April 30, 1997, the Company issued three $25,000 notes to Mark G. Milask, Philip Wagner and Dr. Paul Smalheiser at 8% due September 30, 1998. The notes are convertible at $2.00 per common share at any time prior to maturity. In addition, each payee was granted an option to purchase 50,000 shares of the Company's unregistered common stock at $2.00 per share, expiring March 31, 2002. Interest payable at date of maturity.

    13) On April 30, 1997, the Company issued a $50,000 note at 10% to Donald A. Kaplan with a maturity of September 30, 1998. Interest is payable at maturity. In addition, the Company granted an option to purchase 100,000 shares of common stock at $2.00 per share through March 31, 2002. The note is convertible into unregistered common shares at $2.00 per share at any time prior to maturity.
          The holder of the note is entitled to registration rights when available and will be able to take advantage of any piggy-back registration.

    14)  Lease Agreement, Gloucester City, New Jersey

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Agreements (continued):

    14) (continued):

         For the first 24 months the rent shall be $100 per month plus all site improvements to Parcel No. 1 to develop a "demonstration composting facility" for the 30 year extended term.

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

              3)   Host Community Benefit

                   Payments are based on tons of all organic waste received at the composting facility at the rate of $2.40 per ton which shall be applied against "site clean-up" costs. Actual cash payments shall begin after the amount is fully paid except a rate of $.35 per ton shall be paid for the first calendar year. Following the site clean-up application the rate shall be $2.75 per ton through the tenth year. After the ten years the payment shall be adjusted annually based on the average tip fee. There is a maximum fee of $100,000 should tip fees fall below $65.00 per ton. In addition, a rate of $1.25 per ton will be paid to lessor for organic waste in excess of 100,000 tons.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Agreements (continued):

    15) Stock Purchase Agreement:

         On October 2, 1996 a second amendment to the Stock Purchase
          Agreement was signed between Compost America Holding Company, Inc., Robert F. Young, Jr. and American Soil, Inc. The amendment extended the closing date to October 2, 1996. The closing occurred October 2, 1996. In addition, the following amendments were agreed to:

         a) Under the first amendment Robert F. Young, Jr. was to be issued 100,000 shares of unregistered common stock, however these shares were never issued. As a result, no sooner than January 5, 1997 and no later than January 8, 1997 Robert F. Young, Jr. shall be issued 150,000 shares of registered stock. To secure the Company's obligation to issue the stock, Roger E. Tuttle has agreed to deliver to the escrow agent 150,000 shares of his stock in the Company. These shares are valued at $2.65 or a total amount of $397,500.

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



9.  Agreements (continued):

    16)  Meher & LaFrance Retainer Agreement:

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

    17) On October 20, 1995, an Amendment to Option and Purchase Agreement was signed whereby "Praxair" was substituted for the seller, Linde Gases of the Mid-Atlantic, Inc. and Newark Recycling and Composting Company, Inc. exercised the option and posted as security for the closing a security bond. The purchase price was amended to $3,285,866 less the $150,000 in option payments. At closing a deposit of $1,035,866 plus closing costs was paid together with a promissory note and purchase money mortgage of $2,100,000 at 8% per annum, payable monthly, with a maturity on August 31, 1996.
          Praxair has commenced a foreclosure action on the property owned by Newark Recycling and Composting Company, Inc. in furtherance of having their note paid as well as unpaid interest, expenses and attorney fees.

    18) On November 13, 1995 Bedminster Seacor Services Miami Corporation restated the Compost Recycling Agreement between the City of Miami, Florida and Bedminster Seacor Services Miami Corporation. The restated agreement set forth for Bedminster Seacor Services Miami Corporation to design, construct, operate and maintain the facility on the site and to pay the cost of construction. The facility shall have the capacity to process at least 150,000 tons of acceptable waste. During start-up and prior to the commencement of operations, the city shall pay Bedminster Seacor Services Miami Corporation a service fee of $52.00 per ton for acceptable waste delivered to the facility. On the commencement date of operations, the city will pay Bedminster Seacor Services Miami Corporation a service fee for the processing capacity equal to the unit billing rate multiplied by the greater of (1) the number of tons of waste accepted at the facility and disposed at Bedminster Seacor Services Miami Corporation's cost pursuant to the terms or (2) 1/12th of the guaranteed annual tonnage minus the bypass waste rejected at the facility. The unit billing rate is equal to $52.00 per ton and escalated yearly in accordance with an escalation factor.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



9.  Agreements (continued):

    18)  (continued):

         In September 1996, in a first amendment to the restated Compost ecycling Agreement, the amendment effective date was changed to November 13, 1996 and the initial payment by Bedminster Seacor Services Miami Corporation to the City of Miami to secure the performance of the Company's obligations under the restated agreement shall be one million three hundred and fifty thousand dollars ($1,350,000), payable $100,000 in September 1996 and the balance of $1,250,000 dollars, plus interest at 10% per annum, payable at the earlier of the financial closing of the funding for the Miami Compost Project or September 1, 1997. If payments are not received, the City of Miami shall have the right to terminate this agreement.

         On November 21, 1996, Miami Recycling and Composting Company, Inc.
          aid $1,000,000 to the City of Miami. This fulfills the 30 year "put or pay" contract requirement between the Company and the City of Miami.

         The Company has classified this payment as an other asset under the classification "Cost of Miami Contract performance fee" and is being amortized over a term of 35 years from the contract date.
          The fee is an initial payment for service performance of Bedminster Seacor Services, Inc. under this agreement.

    19) All the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. and its parent company Compost America Holding Company, Inc. on March 1, 1996.

10. Consulting contracts:

    A)   Ronald K. Bryce Consulting Agreement:

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



10. Consulting contacts (continued):

    B)   Peter Coker Consulting Agreement:

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


    C)   Mark Gasarch Consulting Agreement:

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

    D)   Consulting Services:

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



10. Consulting contracts (continued):

    E)   Consulting Service:

         On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into an agreement with Dade County Bioconversion Corporation, which superseded the December 28, 1994 agreement with South Florida Bioconversion Corporation, to provide consulting services in the construction and operation of the Miami Composting facility. Dade County Bioconversion Corporation has selected Mr. Orlando Garcia, Jr. as its representative. Mr. Garcia is to receive 8,000 shares of Compost America Holding Company, Inc.'s common stock upon the awarding of the contract and commencement of construction of the Miami Composting facility certain individuals will be paid a success fee equal to 1% of the capital costs of the Miami Composting facility subject to a minimum of $400,000, payable $100,000 at financial closing and $100,000 at the end of the next three twelve month periods. In addition, 25,000 shares of unrestricted common stock of Compost America Holding Company, Inc. will be issued to the same individuals upon financial closing of the Miami Composting facility. Upon commercial operation of the Miami Composting facility Dade County Bioconversion Corporation will be paid a consulting fee based upon the amount of the solid waste processed at the compost plant and paid by the City of Miami in the amount of a tipping fee of $1.30 per ton of solid waste processed at the compost plant.

    F)   Consulting Services:

         On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into a consulting agreement with Antonio Zamura, Ereleo Pena and Pedro Roig to provide consulting services to Miami Recycling and Composting Company, Inc. for the period beginning May 31, 1996 and terminating on the commencement of commercial operations. The consultants will consult with and advise the Company concerning governmental relations, lobbying and public relations with various sectors of the community . The consultants shall assist in the financial closing and the commencement of commercial operations. Compensation for the consultants will be $3,500 per month commencing on January 1, 1997 through the month of commencement of commercial operations. Thereafter the consultants shall receive 1,752 unregistered shares of the common stock of Compost America Holding Company, Inc. on the last day of each month.

    G)   Consulting Services:

         On May 31, 1996 Miami Recycling and Composting Company, Inc. entered into an agreement with J.G.R. Associates to provided consulting services in public relations and advertising. The term of this agreement is May 31, 1996 and terminates on the commencement of commercial operations. The Company will pay the consultant $3,500 per month which will be paid as follows: $1,750 in cash each month plus 583 shares of common stock of Compost America Holding Company, Inc. which will be issued each month. As of July 31, 1997 only 1,166 shares have been issued and no cash payments have been made.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



10. Consulting contracts (continued):

    H) On July 24, 1996 the Company entered into a consulting agreement with Edward Rodriguez to provide financial consulting services. The consultant will assist the Company in developing, studying and evaluating financial, merger and acquisition proposals and assist in negotiations. As compensation, the consultant will receive $400,000 in the form of stock of the Company for a term of two years.

         The consultant will receive 100,000 shares of the Company's common stock to be registered under an S-8 filing and 500,000 stock options exercisable immediately as follows:

               150,000   @    $4.00     Expiration December 31, 2001

               150,000   @    5.00      Expiration December 31, 2001

               200,000   @    6.00      Expiration December 31, 2001

         After exercising the options the consultant must complete certain mailing of investor packages before stock can be registered under the Form S-8 filing. Registration of the stock will be in stages starting immediately upon completion of mailing of 100,000 packages to investors, 3 months after completion and 6 months after completion.

    I) On October 2, 1996 the Company and Robert F. Young, Jr. entered into a consulting agreement. Robert F. Young, Jr. was the original owner and developer of American Soil, Inc. which on October 2, 1996 was acquired by the Company. The consultant is to assist the Company in the transition of management control of American Soil, Inc. with the Company and to provide the following objectives:

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





10. Consulting contracts (continued):

    I)  (continued):

         For services rendered, the consultant shall receive $5,000 per month for a term of 3 months through January 2, 1997. If objective (1) is achieved within 2 months after the end of the term the consultant shall receive a bonus of $15,000 and 10,000 shares of registered common stock of the Company. If objective (2) and/or
          (3) are achieved within 2 months after the end of the term of the agreement, the consultant shall receive $15,000 and 10,000 shares of restricted common stock of the Company for each objective achieved.

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

    J) On June 10, 1996, the Company and John B. Fetter, a shareholder in the Company, entered into a consulting agreement regarding Chicago Recycling and Composting Company, Inc. to provide services in developing lowest cost electric power contracts with power providers. The consultant will provide, for a term of 5 years, advice concerning the types of electrical equipment best suited to operate the Company's composting facilities and negotiate the lowest cost electrical power contracts. The consultant will receive $5,000 per month commencing June 10, 1996 and shall accrue and be deferred until payable from operating revenues of the Chicago Composting and Recycling Company, Inc. facility. At this time consultant shall also be reimbursed for accrued expenses incurred.

    K) On February 21, 1997, the Company entered into a 10 year consulting agreement with Tomas Andres Mestre to provide expert consulting service in the management of solid waste and sewer sludge and in business development in Florida. As compensation, the Company will pay the consultant as follows:

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



10. Consulting Contracts (continued):

    K)  (continued):

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

         5) Upon financial closing of the North Dade Composting Facility and each and every additional composting facility in Florida, the Company shall grant the consultant an option for 100,000 shares of common stock at $2.00 per share for a period of 10 years.

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



10. Consulting Contracts (continued):

    K)   (continued):

         In addition to the above, the Company shall convey to the consultant a 19.9% equity ownership interest in Miami Recycling and Composting Company, Inc., a subsidiary of the Company. The consultant will also receive a management fee equal to 30% of distributable net income of Miami Recycling Composting Company and any other business enterprises in the State of Florida.

    L) On January 23, 1997, the Company entered into an agreement with Quirk Carson Peppet to act on a non-exclusive basis to provide financial advisory service and be the placement agent for certain financial advisory and investment banking services. As compensation, the consultant shall receive the following:

         a) Upon acceptance, the Company will issue warrants for 100,000 shares at $2.50 per share for 5 years.

         b) Upon closing of a private placement of any equity securities,the Company will pay the consultant 6% of the aggregate gross proceeds. In addition, the consultant shall receive warrants equal to 4% of the common shares or equivalent issued in the private placement at the price of the shares issued in the private placement for 5 years.

         c) Upon closing of a private placement of any equity security by investors introduced by the Company, the consultant will get 3% of the aggregate gross proceeds and 2% in warrants.


11. Development stage company:

    The Company's operations have been centered around its organizing, evaluating and developing the business of converting organic waste into compost and other soil products and the start-up financing of its operations, including the construction of the waste management and compost facility in Newark, New Jersey and other compost facilities throughout the country. From December 17, 1993 through the period ending July 31, 1997 the Company has secured required financing through a public offering, various private placement offerings and from the related companies, Compost Management, Inc., Select Acquisitions, Inc. and VRH Construction Corp. The Company has incurred losses in connection with its operations during this same period of $10,455,544.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



12. Minority interest in consolidated subsidiary:

    Newark Recycling and Composting Company, Inc. was incorporated in the State of Delaware on May 10, 1994 with Compost America Company of New Jersey, Ltd. 75% and Potomac Technologies 25%. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. The Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. at July 31, 1997. The Company reflects minority interest as another liability in the balance sheet and as a reduction of net income or net loss in the income statements. The minority shareholder account has been reduced to zero at July 31, 1997 as a result of loss allocations. The Company has increased its portion of losses from subsidiary in excess of capital investment of the minority interest.

    Compost America Florida Holding Company (Miami Recycling and Composting
     Company, Inc.) was incorporated in the State of Florida on November 17, 1995 with Compost America Holding Company at 80.1% and Tomas Andres Mestre, a consultant located in Miami, Florida owning 19.9% for services rendered. The purpose of the corporation is to develop a composting facility and other projects and business enterprises in Florida. Mestre shall be paid a management fee equal to 30% of the distributable net income from all Florida facilities.


13. Contingencies and Commitments:

    A) The Company leased office facilities under an operating lease in Doylestown, PA. The lease was assumed by Compost America Company of New Jersey, Ltd. on December 17, 1993 for 6,122 sq. ft. of office space. The lease expired on June 14, 1994 but was continued on a month to month basis until December 1, 1994. The total rental, including a percentage of maintenance, real estate taxes and insurance, amounted to $59,049 for the period May 1, 1994 to December 1, 1994. The lease has been extended to December 31, 1997. As of July 28, 1997 the lease was abandoned and the Company is contingently liable on the lease until to December 31, 1997.

    B) On May 1, 1996 the Company entered into a five year lease agreement for office facilities located at 320 Grand Avenue, Englewood, New Jersey. The Company will pay a rental of $4,000 per month plus electricity and real estate taxes over the base year.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



13. Contingencies and Commitments (continued):

    B)  (continued):

         The minimum annual rentals are as follows:


                   April 30, 1998           $48,000
                   April 30, 1999            48,000
                   April 30, 2000            48,000
                   April 30, 2001            48,000


    C) The Company leases an automobile under a operating lease. The lease is payable at $593.00 per month for 36 months. The lease commenced on June 19, 1997. The minimum annual lease payments during the next year amount to $7,116.

    D) As part of the "Asset Purchase Replacement Agreement" dated March 1, 1995, the Company is contingently obligated to pay an additional $407,500 toward the acquisition of 50% interest in the Monmouth Recycling and Composting Company from Bio Services, Inc. The obligation to pay this amount is based on the "Option Purchase Agreement" with Brownfield Environmental, Inc. to purchase the Township of Freehold property and upon receipt by Compost America Company of New Jersey, Ltd. The purchase is contingent upon local approval from the Township of Freehold and County approval from Monmouth County and the N.J. Department of Environmental Protection for "Inclusion of the project in the Monmouth County Solid Waste
          Management Plan".   The approval would allow Compost America
          Holding Company, Inc. to build an indoor compost facility. Further contingencies require that any remaining governmental, environmental and building permits related to the construction of the "indoor composting facility" be obtained in addition to the closing on the property and the project.

         As of July 31, 1997 the Company has advanced $25,000 towards this balance as an indication of good faith with Bio-Services, Inc.

    E) On October 2, 1996 the Company was assigned a lease commitment with the Township of Freehold, New Jersey for two parcels of land located in the Township of Freehold, County of Monmouth, State of New Jersey. One parcel is 10.462 acres and the second parcel 8.296 acres. The lease is for 5 years with a 5 year option. The cost of the lease is 5% of the audited profits net of either state or federal income taxes conducted on the above described premises or a minimum of $4,000 per year, payable quarterly. The property shall be used for receiving, processing and composting organic materials, and wholesale and retail sale of finished horticultural products. Organic materials shall include yard wastes, processing wastes, paper products and wood chips. The Company must maintain $2,000,000 of insurance on the premises.

            COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                        (A Development Stage Company)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Common Stock Purchase Warrants and Options:

    As part of the employment agreement dated May 1, 1997, the following options were granted:

         Roger Tuttle 1,000,000                @ $2.50 per share
                                               Expiration 11/14/00

    Summary of Warrants and Options Outstanding:

                                                                                            EXERCISE
WARRANTS:                                                                       07/31/97     PRICE     EXPIRATION
-----------------------------------------------------------------------------  ----------  ----------  -----------
Bedminster Bioconversion Corp................................................     300,000  $     6.00    03/01/01
                                                                                  300,000         .83    02/15/00
                                                                                   60,460        3.00    06/01/99
David Egarian................................................................     150,000   1.00/1.17    02/15/00
Robert W. Jones III..........................................................      75,000   1.00/1.17    02/15/00
B. Michael Pisani............................................................      45,200         .92    06/01/99
Robert D. Long...............................................................       5,800         .92    06/01/99
                                                                               ----------
                                                                                  936,460
                                                                               ----------
                                                                               ----------
OPTIONS:
----------------------------------------------------------------------------
Robert E. Wortmann...........................................................     300,000        2.00    04/23/01
Victor D. Wortmann...........................................................     300,000        2.00    04/23/01
Roger Tuttle.................................................................   1,000,000        2.50    11/14/00
Peter Coker..................................................................     100,000        2.00
                                                                                   50,000        5.00
                                                                                   50,000        9.00    06/30/01
Mark Gasarch, Esq............................................................     200,000        2.50    05/20/01
Edward Rodriguez.............................................................     150,000        4.00
                                                                                  150,000        5.00
                                                                                  200,000        6.00    12/31/01
M.H. Meyerson & Co...........................................................   1,000,000        3.00    03/31/02
Mark G. Milask...............................................................      25,000        2.00    03/31/02
Philip Wagner................................................................      25,000        2.00    03/31/02
Dr. Paul Smalheiser..........................................................      25,000        2.00    03/31/02
Donald Kaplan................................................................      50,000        2.00    03/31/02
                                                                               ----------
                                                                                3,625,000
                                                                               ----------
                                                                               ----------

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

    The shareholders of VRH Construction Corp. are also shareholders in Compost America Holding Company, Inc. as well as VRH Construction Corp. VRH Construction Corp. as of April 30, 1996 has advanced $640,072 to the Company. The amount due is included in a note payable with interest at 10% and was due January 31, 1997. The note has been extended from the original due date to October 1, 1997. In addition, VRH Construction Corp. has advanced additional funds amounting to $3,474,283 at July 31, 1997, of which $1,543,866 is payable at 10% due October 1, 1997 and $1,930,417 is interest bearing at 10% per annum and payable on demand. The total loans and notes outstanding at July 31, 1997 amounted to $4,114,355. As of July 31, 1997 the notes and loans were consolidated into two mortgage notes, $2,998,688 for Newark Recycling & Composting Company, Inc. plus accrued interest of $640,072 and $1,128,000 for Compost America Holding Company, Inc. plus accrued interest of $164,254. The mortgages are collateralized by all inventory, accounts receivable, equipment and all the assets of the Company. The due date of the two mortgages is October 1, 1997. In addition VRH has advances additional funds through July 31, 1997 for a total due of $4,114,555. All advances are anticipated to be paid back upon completion of the Economic Development Bond Funding.

    The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc. through Select Acquisitions, Inc., a shareholder in Compost America Company of New Jersey, Ltd. Select Acquisitions Inc. has advanced $78,060 at July 31, 1997. Bedminster Bioconversion, Inc., an unrelated corporation, received stock purchase warrants as indicated in the notes to consolidated financial statements. There are numerous agreements and intercompany transactions between Compost America Holding Company, Inc. and its subsidiary, Compost America Company of New Jersey, Ltd. and with its related subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc. and Monmouth Recycling and Composting Co., Inc. Chicago Recycling and Composting Company, Inc. and American BIO-AG Corporation. At July 31, 1997 all intercompany transactions have been eliminated.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







15. Related Party Transactions (continued):

    The Company, at July 31, 1997, has received a loan from Roger Tuttle, the President of Compost America Holding Company, Inc., in the amount of $115,000.

    The Company is obligated on a note payable to John Fetter also known as Foundation Systems, in the amount of $90,000 plus miscellaneous expenses and advances of $231,159 on behalf of the Chicago Project.



16. Employment Contracts:

    As of May 1, 1997 Roger Tuttle and the Company executed an amended employment agreement, the terms of which supersede all previous agreements. The term is for seven years effective May 1, 1997. The compensation shall be $350,000 per annum of which $125,000 shall not be paid or accrued until the Company has sufficient cash resources to make payments. There will be annual increases during the term of the agreement based on growth of the Company but not less than the increase in the consumer price index. In addition, Roger Tuttle shall receive an annual bonus based on 5% of the Company's net income up to $25,000,000 and 2% of the remainder. Roger Tuttle shall also receive the following:



         1)   Reimbursement of all business related expenses

         2)   A Company provided automobile.

         3) A one-time signing bonus of $500,000 at such time the Company's common shares have been listed on the "NASDAQ Small Cap Market".

         4)   Medical, health and dental insurance

         5) Employer grants employee a 1,000,000 shares option to purchase 1,000,000 shares of common stock at $2.50 per share for five years


    As of July 31, 1997 unpaid accrued wages amounted to $744,750 for all contract employees. Roger Tuttle has the right to convert any amounts due him into unregistered shares of the Company's common stock at $2.00 per share.

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

    The Company has a loss carryforward of $10,455,544 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2009 and 2013.



18. Intangible assets:

              Restrictive covenant               $250,000
              Trademark costs                       3,287
              Organization costs                    7,081
              Deposits                              4,817
                                                 --------
                                                  265,185
              Less accumulated amortization        46,942
                                                 --------
                                                 $218,243
                                                 --------
                                                 --------



19. Note payable, bank:

    The note payable is due to Summit Bank in the amount of $100,000 at 9 1/2% interest payable on demand.


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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS







20. Notes payable, other (continued):


    Bruce Boltuch, Compost America Holding Company,
         Inc., convertible note due July 9, 1997 at 10%.
         The note has been extended through August 1997         50,000

    Brokerage Service Management, Inc., Compost America
         Holding Company, Inc., note payable due on demand
         and unsecured at 10%                                   27,000

    Ira Russack, Compost America Holding Company, Inc.,
         convertible note due June 30, 1997 at 8% and is
         unsecured.  The note has been extended through
         August 1997                                            200,000

    Charles Lanktree, Compost America Holding Company,
         Inc., notes payable, unsecured payable on demand
         at 10%                                                   8,500

    Lancaster Consultants, Compost America Holding
         Company, Inc., loans payable, unsecured on demand
         at 10% effective rate                                  110,300

    Helen S. Janklow Trust, Compost America Holding
         Company, Inc., 9% convertible note due June 1,
         1998 or the first closing of the municipal bond
         financing for any of the corporations composting
         facilities                                              22,500

    Richard J. Verge, Compost America Holding Company,
         Inc., 9% convertible note due June 1, 1998 or the
         first closing of the municipal bond financing for
         any of the corporations composting facilities           22,500

    Walter W. Peine, Compost America Holding Company,
         Inc., 9% convertible note due June 1, 1998 or the
         first closing of the municipal bond financing for
         any of the corporations composting facilities            22,500
                                                                --------

                                                                $623,550
                                                                --------
                                                                --------

21. Mortgage payable - Praxair Corp.

    The $2,100,000 mortgage is payable at 8% interest payable monthly. The mortgage was due September 1996 and extended to December 1996. Interest has been accrued to July 31, 1997 but payments have not been made. Praxair has commenced a foreclosure action on the property owned by Newark Recycling and Composting Company, Inc. in furtherance of having their note paid as well as unpaid interest, expenses and attorney fees.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

22. NOTES PAYABLE, SHAREHOLDER:

    The Company is obligated on a note payable to Roger Tuttle, president of the Company, for $115,000 which is non-interest bearing, unsecured and payable on demand.

23. PAYROLL TAXES PAYABLE:

    The Company is in arrears for filing and payment of prior and current years payroll taxes to federal and state taxing authorities in the amount of $231,134. Interest and penalties have been accrued on these amounts. The Company is at risk, including the officers, for responsibility for tax payment under the trust fund recovery systems. The Internal Revenue Service can cause liens to be recorded and judgements to be filed.

24. LONG-TERM DEBT:

                                                              RATE          CURRENT      LONG-TERM    MATURITY
                                                          ------------  ---------------  ----------  -----------
Teepak, Inc.............................................  Prime & 2%                     $  264,871  Indefinite
Rinker Materials Corp...................................          7%    $     3,730,871                04/01/98
Jerry L. Montierth......................................          7%              7,817     261,606    02/01/15
Equipment notes:
  Center Capital Corp...................................      12.34%             14,244      49,854    02/05/02
  Concord Commercial....................................       8.95%             77,406     135,459    04/09/00
  AT&T Capital Corp.....................................      12.53%             29,868      52,269    06/10/00
  General Electric Capital..............................      10.75%             18,497      10,790    02/23/99
  Orix Credit Alliance, Inc.............................       9.50%             29,502      29,503    07/20/99
Notes payable, others:
  Mark G. Milask........................................          8%                         25,000    09/30/98
  Philip Wanger.........................................          8%                         25,000    09/30/98
  Dr. Paul Smalheiser...................................          8%                         25,000    09/30/98
  Donald M. Kaplan......................................         10%                         50,000    09/30/99
Lionhart Global Appreciation
 Fund, convertible debenture............................         10%                      1,000,000    11/26/99
                                                                        ---------------  ----------  -----------
                                                                              3,908,205   1,929,352
Less, unamortized discount..............................                         38,703      24,859
                                                                        ---------------  ----------
                                                                             $3,869,502  $1,904,493
                                                                        ---------------  ----------
                                                                        ---------------  ----------

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


24. LONG-TERM DEBT: (CONTINUED)

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


24. LONG-TERM DEBT: (CONTINUED)

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

    The debentures are automatically converted to each issued and outstanding debenture on the date which is 3 years after closing. Upon 90 days after closing, at the option of the Company, the debentures may be redeemed based on the following schedule:

           NUMBER OF DAYS
            FROM CLOSING                    SHARES OF
                 DATE         PRINCIPAL    COMMON STOCK
          ----------------  ------------  -------------

              90--120      $  1,000,000       80,000
             121--150         1,000,000      100,000
             150 or more      1,000,000      120,000

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


24. LONG-TERM DEBT: (CONTINUED)

    J) (continued):

    The maturities of the long-term debt summarized as follows:


          YEAR ENDED APRIL 30,
                 1998            $  3,869,502
                 1999                 276,233
                 2000               1,099,755
                 2001                  21,914
                 2002                  17,457
              Thereafter              489,134
                                 ------------
                                 $  5,773,995
                                 ------------
                                 ------------

25. IMPAIRMENT OF INVESTMENT IN SUBSIDIARY:

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

Basis of acquisition of American BIO-AG Corporation..................               $1,770,730
Net book value of the assets acquired (American BIO-AG
  Corporation).......................................................                  854,700
                                                                                    ----------
Goodwill (excess of cost over the value of the assets acquired)......                  916,030
                                                                                    ----------
Base of acquisition..................................................  $1,770,730
Fair value of investment in American BIO-AG Corporation..............   1,329,775
                                                                       ----------
Impairment loss......................................................     440,955      440,955
                                                                       ----------    ---------
Goodwill, net excess value over the assets acquired..................               $  475,075
                                                                                    ----------
                                                                                    ----------

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


26. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                                        QUARTER
                                                                                                         ENDED
                                                                                                     JULY 31, 1997
                                                                                                      ------------
May and June 1997, the Company issued 984,436 shares of common stock................................    $(512,630)

Consulting services.................................................................................      489,950

Payment of accounts payable.........................................................................       22,680

                                                                                                         YEAR
                                                                                                         ENDED
                                                                                                     APRIL 30, 1997
                                                                                                     -------------
Officers compensation

May 31, 1996 issued 200,000 shares of common stock in settlement with Select Acquisitions, Inc.....     $(500,000)

Legal and professional fees........................................................................        50,000

Consulting.........................................................................................       250,000

Liquidation of former Select Acquisitions, Inc. shareholder disputes for stock of the Company......       200,000

June 28, 1996 issuance of 305,000 shares of common stock in purchase of land application assets of
  R.C. Land Company, Inc. by the Company...........................................................      (762,500)

Property, plant and equipment......................................................................       762,500

June 30, 1996 and July 30, 1996 issued 479,304 shares of common stock for consulting services......      (606,105)

  Consulting services expense......................................................................       606,105

October 11, 1996 issued 3,000 shares for legal services............................................        (6,000)

  Legal and professional fees......................................................................         6,000

October 11, 1996 issued 465,000 shares of common stock for services and outstanding accounts
  payable..........................................................................................      (715,260)


             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                           (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


26. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES (CONTINUED):

                                                                                                          YEAR
                                                                                                          ENDED
                                                                                                      APRIL 30, 1997
                                                                                                       -----------
Consulting, legal and professional fees..............................................................      210,500
Payment of accounts payable..........................................................................      106,760
Construction in progress, compost projects...........................................................      398,000
December 1, 1996, issued 256,500 shares of common stock for services rendered and consulting
  agreement (........................................................................................      421,250)
Consulting services..................................................................................       10,000
Investment in acquisition of American Soil, Inc......................................................      397,500
Newark Project cost..................................................................................       13,750
February and March 1997, the Company issued 1,012,934 shares of common stock.........................   (1,021,217)
Consulting service and legal.........................................................................    1,007,920
Construction in progress.............................................................................       13,297

                                                                                                         YEAR
                                                                                                         ENDED
                                                                                                     APRIL 30, 1996
                                                                                                     -------------
Issuance of capital stock for management services..................................................    $   (1,000)
Professional fees..................................................................................         1,000
Issuance of capital stock in acquisition of
Bedminster Seacor Services Miami Corporation.......................................................      (500,000)
Assets acquired....................................................................................       500,000
Issuance of capital stock in settlement of debt to Jonathan Frank..................................      (150,000)
Note due to Jonathan Frank.........................................................................       150,000
Issuance of capital stock for legal, accounting and consulting services............................      (717,214)
Legal--accounts payable............................................................................        43,404
Accounting.........................................................................................        50,000
Consulting.........................................................................................       623,810
Issuance of capital stock for investment in American BIO-AG Corporation............................      (208,332)
Investment--American BIO-AG Corporation............................................................       208,332

27. EARNINGS PER SHARE:

    Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the convertible debentures, convertible preferred stock and convertible notes, which are considered to be common stock equivalents. The number of shares used in the computations were 22,831,565.

    Following is a recalculation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary and fully diluted earnings per share:

                                                                                            1997          1996
                                                                                        ------------  ------------
Primary and fully diluted:
  Computed above for primary earnings per share.........................................    17,919,772    14,852,781
  Stock options.........................................................................       936,460     1,036,460
  Stock warrants........................................................................     3,625,000     2,633,333
  Convertible debentures................................................................       250,000
  Convertible preferred stock...........................................................        83,333
  Convertible notes.....................................................................        17,000
                                                                                          ------------  ------------
                                                                                            22,831,565    18,522,574
                                                                                          ------------  ------------
                                                                                          ------------  ------------

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

     Since its inception, the Company has met its liquidity needs from the proceeds of the sale of its common stock and from loans made by directors of the Company, by VRH Construction Corporation, a principal shareholder of the Company whose owners are directors of the Company, and by other individuals and institutions not affiliated with the Company. The Company received $737,154 from private sales of its common stock during the fiscal year ended April 30, 1997, $1,365,860 from private sales of its common stock during the fiscal year ended April 30, 1996, $906,409 from private sales of its common stock during the fiscal year ended April 30, 1995 and $692,000 during the period December 1993 through April 30, 1994. Since April 30, 1997 through July 31, 1997, the Company has raised an additional $7,500 through private sales of its common stock. In addition, during the fiscal quarter ended July 31, 1997, the Company received $1,000,000 from the issuance of its Series B Preferred Stock.

    In addition, VRH Construction Corporation made loans to the Company totalling $555,167 during the fiscal year ended April 30, 1997, $2,869,116 during the fiscal year ended April 30, 1996 and $640,072 during the fiscal year ended April 30, 1995. Since April 30, 1997 through July 31, 1997, VRH Construction Corporation has loaned an additional $50,000 to the Company, while other loans to the Company during that same period have totalled $92,500.

    Total funds raised from the sale of common shares and loans from shareholders from December 1993 through April 30, 1997 are $9,651,578, plus an additional $1,150,000 (including $1,000,000 from the sale of Preferred Shares) since April 30, 1997 through July 31, 1997.

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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    Operating results for the first quarter ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1997.

                             PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                  None not Previously
                                                             Reported

Item 2. - Changes in Securities

          (a)  None

          (b)  None

          (c) During the fiscal quarter ended July 31, 1997, the Company sold 15,000 shares of its common stock to three individuals for $0.50 per share, or a total of $7,500, and issued 984,436 shares of its common stock to 11 individuals for services rendered valued at $0.50 per share, or a total of $492,218, without registering the securities under the Securities Act of 1933, as amended. There were no underwriters involved in the transaction, and no underwriting discounts or commissions In light of the small number of recipients and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.

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

Date:                            COMPOST AMERICA HOLDING COMPANY, INC.
September 19, 1997               (Registrant)


                                By   /s/ Roger E. Tuttle
                                  ----------------------------------------------
                                  Roger E. Tuttle, President and Principal
                                                   Executive Officer, Principal
                                                   Financial Officer and
                                                   Principal Accounting Officer