Form 10QSB
period 1997-10-31
COMPOST AMERICA HOLDING CO INC
filed 1997-12-19
CIK 1008882

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the quarterly period ended October 31, 1997

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

1.  Common Stock -  35,475,354 shares outstanding as at November
                    30, 1997.

Transitional Small Business Disclosure Format (check one):
Yes_____  No  X

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       1285 Ave. of the Americas
                                       3rd  Floor
                                       New York, New York  10019

                                     INDEX


Part I. Financial Information

  Item 1. Condensed consolidated financial statements:

    Balance sheet as of October 31, 1997                                  F-2

    Statement of income for the six months
     ended October 31, 1997 and 1996 and for the period
     December 17, 1993 (inception) to October 31, 1997                    F-3

    Statement of stockholders' equity as of October 31, 1997            F-4--F-5

    Statement of cash flows for the six months
     ended October 31, 1997 and 1996 and for the period
     December 17, 1993 (inception) to October 31, 1997                    F-6

    Statement of operating expenses for the six months
     ended October 31, 1997 and 1996 and for the period
     December 17, 1993 (inception) to October 31, 1997                    F-7

    Notes to condensed consolidated financial statements               F-8--F-42

  Item 2. Plan of operations


Part II. Other Information

  Signatures

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                 SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996 AND
        FOR THE PERIOD DECEMBER 17, 1993 (INCEPTION) TO OCTOBER 31, 1997










                                    CONTENTS


                                                                       PAGE

Condensed consolidated financial statements:

  Balance sheet                                                        F-2

  Statement of income (loss)                                           F-3

  Statement of stockholders' equity                                  F-4--F-5

    Statement of cash flows                                            F-6

    Statement of operating expenses                                    F-7

  Notes to condensed consolidated financial statements               F-8--F-42

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)

             CONDENSED CONSOLIDATED BALANCE SHEET--OCTOBER 31, 1997
                                   (UNAUDITED)



                                     ASSETS

Current assets:
  Cash                                                                   $   171,640
  Accounts receivable                                                         44,086
  Loan receivable                                                             94,053
  Prepaid expenses                                                           135,037
                                                                         -----------
    Total current assets                                                     444,816
                                                                         -----------

Plant, property and equipment:
  Land                                                                     8,466,441
  Site improvements                                                          174,519
  Transportation equipment                                                   160,046
  Office equipment                                                            71,051
  Machinery & equipment                                                      609,247
  Construction in progress, Compost projects                               7,763,570
                                                                         -----------
                                                                          17,244,874
  Less accumulated depreciation                                              227,399
                                                                         -----------
                                                                          17,017,475
                                                                         -----------
Other assets:
  Excess of cost over assets acquired, net of
   amortization of $19,324                                                   455,761
  Town of Freehold lease acquisition cost, net of
   amortization of $57,008                                                   803,853
  Intangible assets, net of amortization of $51,510                          238,675
  Option deposit                                                              62,500
  City of Miami contract performance fee                                   1,000,000
                                                                         -----------
                                                                           2,560,789
                                                                         -----------

                                                                         $20,023,080
                                                                         -----------
                                                                         -----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
  Mortgages payable--Praxair Corp                                         $2,100,000
  Current portion of long-term debt                                        4,211,200
  Notes payable, bank                                                        100,000
  Notes payable, others                                                      234,750
  Notes payable, shareholder                                                  70,000
  Due to related parties                                                   4,523,574
  Accounts payable, accrued expenses and payroll
   taxes payable                                                           4,710,871
  Reserve for land replacement                                                85,375
                                                                         -----------
    Total current liabilities                                             16,035,770
                                                                         -----------

Long-term debt, net of current portion                                     1,534,625
                                                                         -----------
Contingencies and commitments
Minority interest in consolidated subsidiary                                       0
                                                                         -----------

Stockholders' equity:
  Preferred stock, Series A, no par value, 25,000,000 shares authorized; none issued
  Convertible preferred stock, Series B, no par value,
   5,000,000 shares authorized; 801,000 shares issued and
   outstanding (aggregate liquidation preference $2,002,500)               2,002,500
  Common stock, no par value, 50,000,000 shares authorized;
   20,487,643 shares issued and outstanding                               13,276,759
  Deficit accumulated during the development stage                       (12,797,882)
  Less:  subsecriptions receivable                                           (28,692)
                                                                         -----------
                                                                           2,452,685
                                                                         -----------

                                                                         $20,023,080
                                                                         -----------
                                                                         -----------


          See notes to condensed consolidated financial statements.

               COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                 CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                    (UNAUDITED)

                                              THREE MONTHS ENDED              SIX MONTHS ENDED         CUMULATIVE FROM
                                                  OCTOBER 31,                    OCTOBER 31,           DECEMBER 17, 1993
                                         ------------------------------  ----------------------------   (INCEPTION) TO
                                              1997            1996            1997           1996       OCTOBER 31, 1997
                                         -------------  ---------------  -------------  -------------  -----------------
Net sales..............................  $           0  $             0  $           0  $           0   $        80,741
Other revenues.........................         95,032           27,357        232,868         27,357           433,789
                                         -------------  ---------------  -------------  -------------  ----------------
       Total...........................         95,032           27,357        232,868         27,357           514,530
Cost of operations, transportation.....          7,322            1,210         22,106          1,210            50,252
                                         -------------  ---------------  -------------  -------------  ----------------
Gross income...........................         87,710           26,147        210,762         26,147           464,278
General and administrative.............      1,879,757          859,769      3,398,414      2,771,626        10,795,484
                                         -------------  ---------------  -------------  -------------  ----------------
Loss from operations...................     (1,792,047)        (833,622)    (3,187,652)    (2,745,479)     (10,331,206)
                                         -------------  ---------------  -------------  -------------  ----------------

Other non-operating expenses:
Interest...............................        550,291          143,114        854,582        282,630         2,315,648
                                         -------------  ---------------  -------------  -------------  ----------------
Loss before income tax expense.........     (2,342,338)        (976,736)    (4,042,234)    (3,028,109)      (12,646,854)
Income tax expense (Note 19)...........              0                0              0              0                 0
                                         -------------  ---------------  -------------  -------------  ----------------
                                            (2,342,338)        (976,736)    (4,042,234)    (3,028,109)      (12,646,854)
Minority interest in loss of
  consolidated subsidiaries............              0           43,086              0         85,638           209,827
                                         -------------  ---------------  -------------  -------------  ----------------
                                            (2,342,338)        (933,650)    (4,042,234)    (2,942,471)      (12,437,027)
Loss in equity in joint venture........              0                0              0        (13,603)         (360,855)
                                         -------------  ---------------  -------------  -------------  ----------------
Net loss...............................    ($2,342,338)       ($933,650)   ($4,042,234)   ($2,956,074)     ($12,797,882)
                                         -------------  ---------------  -------------  -------------  ----------------
                                         -------------  ---------------  -------------  -------------  ----------------
Loss per common share:
  Primary and fully diluted............         ($0.09)          ($0.05)        ($0.17)        ($0.02)
                                         -------------  ---------------  -------------  -------------
                                         -------------  ---------------  -------------  -------------
Fully diluted..........................         ($0.09)          ($0.05)        ($0.17)        ($0.02)
                                         -------------  ---------------  -------------  -------------
                                         -------------  ---------------  -------------  -------------

Weighted average number of
  common shares outstanding:
    Primary............................     24,973,686       18,076,140     24,027,366     17,797,588
                                         -------------  ---------------  -------------  -------------
                                         -------------  ---------------  -------------  -------------
    Fully diluted......................     24,973,686       18,076,140     24,027,366     17,797,588
                                         -------------  ---------------  -------------  -------------
                                         -------------  ---------------  -------------  -------------


                     See notes to condensed consolidated financial statements.

               COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                 CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                    (UNAUDITED)





                                                                                                      (DEFICIT)
                                                                                                     ACCUMULATED
                                                                                COMMON STOCK          DURING THE
                                                                         --------------------------  DEVELOPMENT
                                                                            SHARES        AMOUNT        STAGE
                                                                         ------------  ------------  ------------
Balance, April 30, 1997                                                    17,707,841    10,611,169   ( 8,755,648)

Issuance of common stock for services, May 7, 1997 (.50 per sh.)              180,800        90,400
Issuance of common stock for services, May 8, 1997 (.50 per sh.)               63,500        31,750
Issuance of common stock for services, May 2, 1997 (.50 per sh.)              300,000       150,000
Issuance of common stock, June 1, 1997 (.50 per sh.)                           15,000         7,500
Issuance of common stock for services, June 2, 1997 (.50 per sh.)             140,000        70,000
Issuance of common stock for services, June 9, 1997 (.50 per sh.)             245,000       122,500
Issuance of common stock for services, June 11, 1997 (.50 per sh.)             50,600        25,300
Issuance of common stock for payment of accounts payable, June 11, 1997
  (5.00 per sh.)                                                                4,536        22,680
Issuance of common stock for financial advisory services, August 1,
  1997 (.50 per sh.)                                                           80,000        40,000
Issuance of common stock for financial advisory services, August 1,
  1997 (.50 per sh.)                                                           20,000        10,000
Issuance of common stock for services, August 1, 1997 (.50 per sh.)             1,500           750
Issuance of common stock for professional services August 1, 1997
  (.50 per sh.)                                                                25,000        12,500
Issuance of common stock for services, August 11, 1997 (.50 per sh.)           35,000        17,500
Issuance of common stock, August 15, 1997 (2.00 per sh.)                      250,000       500,000
Issuance of common stock for services, August 18, 1997 (1.00 per sh.)          90,000        90,000
Issuance of common stock for services, August 18, 1997 (.50 per sh.)           40,000        20,000
Issuance of common stock for services, August 18, 1997 (1.50 per sh.)         200,000       300,000
Issuance of common stock for services, August 18, 1997 (2.00 per sh.)          30,000        60,000
Issuance of common stock for services, August 18, 1997 (.50 per sh.)          100,000        50,000
Issuance of common stock, September 13, 1997 (2.00 per sh.)                   250,000       500,000


                    See notes to condensed consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                                         (DEFICIT)
                                                                                                        ACCUMULATED
                                                                           Common Stock                 DURING THE
                                                                                                        DEVELOPMENT
                                                                     SHARES             AMOUNT             STAGE
                                                                  ------------       ------------     ---------------
Issuance of common stock for services,
 September 25, 1997 (.50 per sh.)                                        5,000              2,500
Issuance of common stock for services,
 September 25, 1997 (2.18 per sh.)                                       6,800             14,860
Issuance of common stock for services,
 September 25, 1997 (1.75 per sh.)                                         200                350
Issuance of common stock, October 1, 1997
 (1.07 per sh.)                                                        186,666            200,000
Issuance of common stock for services,
 October 6, 1997 (2.00 per sh.)                                         76,000            152,000
Issuance of common stock, October 6, 1997
 (1.50 per sh.)                                                        300,000            450,000
Redemption of common stock, October 6, 1997
 (4.25 per sh.)                                                       (300,000)        (1,275,000)
Issuance of common stock, October 6, 1997
 (4.25 per sh.)                                                        194,200            825,000
Issuance of common stock for services,
 October 15, 1997 (.50 per sh.)                                        150,000             75,000
Issuance of stock, October 20, 1997
 (2.50 per sh.)                                                         40,000            100,000
Net loss, October 31, 1997                                                                                 4,042,234
                                                                  ------------       ------------    ---------------
Balance, October 31, 1997                                           20,487,643       $ 13,276,759     ($  12,797,882)
                                                                  ------------       ------------    ---------------
                                                                  ------------       ------------    ---------------

                                                                           PREFERRED STOCK
                                                                      SHARES             AMOUNT
                                                                     ---------        ------------
Issuance of preferred stock,
 Series B, July 3, 1997 (2.50 per sh.)                                 400,000          1,000,000
Issuance of preferred stock,
 Series B, August 18, 1997 (2.50 per sh.)                                1,000              2,500
Issuance of preferred stock,
 Series B, September 9, 1997 (2.50 per sh.)                            400,000          1,000,000
                                                                  ------------         -----------
                                                                       801,000        $ 2,002,500
                                                                  ------------         -----------
                                                                  ------------         -----------

    See notes to condensed consolidated financial statements.

            COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                         (A Development Stage Company)


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                       SIX MONTHS                    CUMULATIVE
                                          ENDED                         FROM
                                       OCTOBER 31,                DECEMBER 17, 1993
                         ---------------------------------------   (INCEPTION) TO
                                1997                1996          OCTOBER 31, 1997
                         ------------------  -------------------  -----------------
Operating activities:
Net loss...............         ($4,042,234)         ($2,956,074)     ($12,797,882)
Adjustments to
  reconcile net cash
  and equivalents
  provided by operating
  activities:
Amortization...........              20,752               21,974           126,164
Depreciation...........              93,852               23,098           195,630
Loss in equity in joint
  venture..............                   0               13,603           360,855
Stock issued for
  professional
  services.............           1,335,410              788,675         3,498,935
Shareholder
  settlement...........                   0              500,000           500,000
Loss in equity of
  minority interest....                   0                               (129,209)
Impairment loss........             440,955              440,955
Changes in operating
  assets and
  liabilities:
(Increase) decrease in
  prepaid expenses.....              38,081             (156,187)         (135,037)
Increase in accounts
  payable and accrued
  expenses.............             580,748              971,209         4,883,715
(Increase) decrease in
  accounts
  receivable...........             (17,997)             (27,691)          (44,086)
(Increase) decrease in
  loans receivable.....             (94,053)                               (94,053)
Increase (decrease) in
  inventory............                                  (14,500)
Changes in other assets
  and liabilities:
Increase (decrease) in
  cash from
  affiliated companies:
R.C. Land Company,
  Inc..................                   0               28,600                 0
American Bio-AG
  Corp.................                   0             185,0000
American Soil Company,
  Inc..................                   0             175,0000
Due to affiliate.......                   0               14,160            78,060
Deferred offering
  costs................                   0               20,564                 0
                                 -----------            ---------      ------------
Net cash provided from
  (used in) operating
  activities...........          (2,085,441)              28,386        (3,115,953)
                                 -----------            ---------       -----------
Investing activities:
Purchase of restrictive
  covenant.............                   0                    0          (250,000)
Purchase of
  construction in
  progress, Compost
  project..............            (613,793)          (2,513,655)       (5,280,834)
Purchase of land,
  property and
  equipment............                   0             (968,700)       (8,406,871)
Purchase of
  organizational
  costs................                   0                    0            (5,925)
Reduction (purchase) of
  equity in American
  BIO-AG Corporation...                   0             (331,606)          624,636
City of Miami
  performance fee......                   0                    0        (1,000,000)
Lease acquisition
  cost.................                   0                    0          (463,361)
Reserve for land
  replacement..........                   0                    0            85,375
(Increase) decrease in
  deposits
  receivable...........             (23,475)             (65,546)          (29,306)
Return (purchase) of
  option deposits......             (25,000)             (20,000)          (62,500)
Increase in cost in
  excess of assets
  acquired.............                   0           (1,087,395)       (1,694,199)
                                   ---------          -----------       -----------
Net cash used in
  investing
  activities...........            (662,268)          (4,986,902)      (16,482,985)
                                   ---------          -----------       -----------
Financing activities:
Increase in advances
  from affiliated
  companies............              60,000              530,167         4,445,514
Increase (decrease) in
  notes payable,
  shareholder..........             (20,000)                   0            70,000
Increase (decrease) in
  notes payable,
  bank.................                   0                    0           100,000
Increase (decrease) in
  notes payable,
  other................            (371,300)             423,250           234,750
Increase in mortgage
  payable..............                   0                    0         2,100,000
Increase in other
  long-term debt.......                   0              444,039         6,004,154
Payments on long-term
  debt.................             (67,363)              (1,372)         (195,263)
Proceeds from issuance
  of preferred stock...           2,002,500                    0         2,002,500
Proceeds from issuance
  of common stock......           1,307,500            3,617,569         5,008,923
                                  ---------            ---------        ----------
Net cash provided by
  financing
  activities...........           2,911,337            5,013,653        19,770,578
                                  ---------            ---------        ----------
Net increase (decrease)
  in cash..............             163,628               55,137           171,640
Cash, beginning of
  period...............               8,012                3,498                 0
                                  ---------         ------------       ------------
Cash, end of period....           $ 171,640         $     58,635       $   171,640
                                  ---------         ------------       ------------
                                  ---------         ------------       ------------
Supplementary
  disclosure of cash
  flow information
Interest...............           $ 220,107         $      5,697       $   754,395
Taxes..................           $       0         $          0       $         0
Supplemental schedule
  of non-cash investing
  and financing activities

    See notes to condensed consolidated financial statements.

                     COMPOST AMERICA HOLDING COMPANY, INC.
                         (A Development Stage Company)

             CONDENSED CONSOLIDATED STATEMENT OF OPERATING EXPENSES
                                  (UNAUDITED)


                                            THREE MONTHS ENDED          SIX MONTHS ENDED        CUMULATIVE FROM
                                               OCTOBER 31,                OCTOBER 31,          DECEMBER 17, 1993
                                         ------------------------  --------------------------   (INCEPTION) TO
                                             1997         1996         1997          1996      OCTOBER 31, 1997
                                         ------------  ----------  ------------  ------------  -----------------
Operating expenses:
Salaries...............................  $    126,927  $   97,317  $    263,010  $    197,427    $     997,327
Payroll taxes..........................         3,711       4,316        17,464         7,384           67,359
Advertising............................        36,811      36,811         5,935        84,866
Amortization...........................        10,376      17,407        20,752        21,974          126,164
Automobile expense.....................         8,659       4,134        15,241         8,247          103,055
Bad debt charges.......................        55,384      55,384        63,190
Bank charges...........................           106         320         2,466         1,121            7,955
Building rental........................         7,958      28,575        25,525        33,150          180,879
Carting expense........................           394
Computer expense.......................                                   8,500                          9,349
Consultants............................       984,786     359,621     1,885,835       613,036        4,159,330
Depreciation...........................        46,921      15,758        93,842        23,098          195,620
Dues and subscriptions.................         2,645         160         2,645           680           24,115
Employment Services....................           600
Equipment rental.......................         2,318                     2,558                         20,989
Financing fees.........................        72,687                    72,687                         72,687
Impairment loss in consolidated
  subsidiary...........................      (475,083)    440,955       440,955
Insurance..............................        23,271      28,257        44,961        43,124          232,485
Landlease..............................         3,543      14,714
Licenses and permits...................         8,226         578         8,226           578           18,652
Miscellaneous..........................            20       1,000            20         1,000           28,482
Office expense.........................        13,207       4,298        15,671         8,273           68,757
Option expense.........................        84,975
Outside services.......................           445         119           684         3,853
Penalties & fines......................         7,173       7,173        18,322
Postage and deliveries.................         4,432       4,037         6,576         5,387           29,544
Printing...............................        44,967      45,672        86,819
Professional fees......................       352,600     569,955       656,091       589,032        1,784,214
Repairs and maintenance................         1,014         813         6,975         1,063           25,263
Research and development...............        15,000      15,000        15,000        15,000          490,376
Settlement of shareholder dispute......         3,000       3,000       500,000       518,000
Sitework...............................                                                                  2,731
Stock expense..........................         5,719       5,539          (579)        5,539           14,550
Supplies...............................        14,500
Taxes, other...........................        37,377      32,058        69,750        61,960          248,710
Telephone..............................        11,917      23,764        16,775        40,169          166,554
Travel and entertainment...............        91,315      19,090        95,353        42,975          375,141
Utilities..............................         1,581       2,059         2,424         2,779           14,008
                                         ------------  ----------  ------------  ------------  -----------------
 .......................................  $  1,879,757  $  859,769  $  3,398,414  $  2,771,626    $  10,795,484
                                         ------------  ----------  ------------  ------------  -----------------
                                         ------------  ----------  ------------  ------------  -----------------

           See notes to condensed consolidated financial statements.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





    The unaudited condensed financial statements of Compost America Holding Company, Inc. and its Subsidiaries have been prepared pursuant to the rules and regulations of The Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's April 30, 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998.

1.  Nature of business:

    The Company is in the process of developing the business of converting and recycling organic waste into compost and other soil products, which it sells to a multitude of users. The process which the Company will employ is composting, or the controlled decomposition of organic matter into humus (a component of soil). Like a landfill or an incinerator operator, the Company will be paid "tipping fees" to accept waste from generators of these materials. In selected markets like New Jersey, Florida and Illinois where the disposal costs are high, the economic opportunity of taking in and processing large volumes of waste is significant.

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





2.  Business organization (continued):

    On October 30, 1997, Compost America Holding Company, Inc. amended its Certificate of Incorporation and the Board of Directors approved a resolution as follows:

         "The number of directors of the corporation and the length of the term of each such director shall be set forth in the by-laws of the corporation."

         The by laws state the number of directors shall be no more than 15 nor less than 3.

    On October 30, 1997, the Company adopted a resolution creating a Series A exchangeable redeemable preferred stock, no par value. The Company is authorized to issue an aggregate of 25,000,000 shares of preferred stock. The maximum number of shares of Series A preferred stock shall be 169,000 shares. The Series A preferred stock are cumulative non compounding 8% per annum. The Series A preferred shareholders have a voluntary redemptive right to redeem all or any of their shares of Series A preferred stock which shall equal the sum of $100 per share and all accrued dividends on such share to the date fixed for redemption. On November 3, 2004, the Company shall redeem all the shares of Series A preferred stock then outstanding. At any time after November 3, 2000, the Series A preferred stock are exchangeable for 9% senior subordinated notes due November 3, 2004.

    On November 3, 1997, the Board of Directors adopted a resolution to designate a Series C preferred stock which will be redeemable convertible preferred stock, no par value per share. The maximum number of shares of Series C preferred stock shall be 91,000 shares. Dividends shall be at the rate of 20% per annum through May 3, 1999. The dividend is non-cumulative, non-compounded payable when and if declared by the Company. The Series C preferred stock shall be convertible into shares of common stock. The preferred Series C stock is valued at $100 for conversion.

    Of the Series A and Series C preferred stock, Wasteco Ventures Limited received 77% of all authorized shares and Robert Longo received 23% of the balance.


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





7.  Common stock:

    A.   May 7, 1997

    The Company issued 180,800 shares of common stock to three individuals for financial consulting services. The fair value is estimated to be $.50 per share or $90,400.

    B.   May 8, 1997

    The Company issued 63,500 shares of common stock to West St. Front Trust for financial consulting services. The fair value is estimated to be $.50 per share or $31,750.

    C.   May 21, 1997

    The Company issued 300,000 shares of common stock to an attorney. The fair value is estimated to be $.50 per share or $150,000.

    D.   June 1, 1997

    The Company entered into a subscription agreement with three individuals entitling each individual to 5,000 shares of the Company's unregistered common stock at a price of $.50 per share. These same individuals loaned the Company $22,500 each in the form of a convertible note (see note 19).

    E.   June 2, 1997

    The Company issued 140,000 shares of common stock for various professional services. The fair value is estimated to be $.50 per share or $70,000.

    F.   June 9, 1997

    The Company issued 245,000 of common stock to Ronald Bryce for consulting services. The fair value is estimated to be $.50 per share or $122,500.

    G.   June 11, 1997

    The Company issued 50,600 shares of common stock to Lancaster Consulting, Inc. for consulting services. The fair value is estimated to be $.50 per share or $25,300.

    H.   June 11, 1997

    The Company issued 4,536 shares of common stock to Robert Tardy for payment of accounts payable. The fair value is estimated to be $5.00 or $22,680.

    I.   August 1, 1997

    The Company issued 100,000 shares of unregistered common stock as part of a consulting agreement. 80,000 were issued to Caneterbury Companies, Inc., and 20,000 were issued to Gelvin Stevenson, at a value of $.50 per share.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





7.  Common stock (continued):

    J.   August 1, 1997

    The Company issued 1,500 shares of unregistered common stock to Lawrence Weiner for professional services regarding the Newark Project at a value of $.50 per share.

    K.   August 1, 1997

    The Company issued 25,000 shares of unregistered common stock to Mathieson Aitken Jemison LLP for professional services at a value of $.50 per share.

    L.   August 5 and September 13, 1997

    The Company issued on each date 250,000 shares of common unregistered stock for $2.00 per share and an option on each date for 100,000 shares at $2.00 per share exercisable through July 31, 2002 to Aryeh Trading Corporation. The agreement provides for an offering defined in Rule 501 for three units of 250,000 common shares plus nontransferable options to purchase 100,000 restricted common shares at $2.00 per common share, exercisable through July 31, 2002. The price per unit is $500,000.

    M.   August 11, 1997

    The Company issued 35,000 shares of common stock to Robert W. Jones III as a provision in the consulting agreement dated September 7, 1996. The consulting agreement provided for a $75,000 annual salary for three years payable $6,250 per month or 15,000 shares of the Company's common stock.
    In addition, upon execution of this agreement 17,500 shares shall be issued one year from execution of this agreement and an additional 17,500 shares two years from execution of this agreement. The Company is to file Form S-8 not later than 10 days after filing the Company's quarterly report on Form 10-QSB for fiscal quarters ending July 31, 1996, July 31, 1997 and July 31, 1998, respectively. Consultant agrees to sell no more than 1,250 of the shares per month the first year and 1,500 of the shares per month in each of the second and third year. To the extent that the proceeds from the sale of the shares in any given month is less than $6,250 the Company will pay the balance to the consultant in cash within 30 days of written notice. Past due amounts shall incur a 1.5% per month late charge. In addition, the consultant is granted an immediately exercisable option to purchase 100,000 shares of the Company's common stock through December 31, 2001 at the following prices: 50,000 at $2.00 and 50,000 shares at $3.00 per share. The consultant is to provide consulting services and advice pertaining to the compost development and business affairs of Newark Recycling and Composting Company and the Company.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





7.  Common stock (continued):

    N.   August 18, 1997

    On February 21, 1997, the Company and Tomas Andres Mestre entered into a consulting agreement for 10 years to provide consulting services and advice pertaining to the Company's development of its composting facilities throughout the State of Florida and the Company's business affairs. On August 18, 1997 the Company, as part of this consulting agreement, paid the sum of $300,000 by the issuance of 200,000 shares of common stock registered in the consultants name.

    O.   August 18, 1997

    The Company issued 40,000 shares of unregistered common stock to Mark Gasarch for legal services valued at $20,000.

    P.   August 18, 1997

    The Company issued 30,000 shares of unregistered common stock to William Stockman at a value of $.50 per share as a provision of the consulting agreement with Lancaster Consultants, Inc.

    Q.   August 18, 1997

    The Company issued 100,000 shares of unregistered common stock to J. Mark Strong as a consulting fee for raising capital for the Company. The stock was valued at $.50 per share.

    R.   September 23 and 25, 1997

    The Company issued the following shares of common unregistered stock to the following consultants and the value of services provided by each.


              Richard Kish        5,000 shares        $ .50 per share
              Robert J. Tardy     6,800 shares        $2.18 per share
              George C. Kane        200 shares        $1.75 per share

    S.   October 1, 1997

    The Company issued 186,666 shares of common stock to Ira Russack in exchange for $200,000 in notes payable by the Company to Ira Russack due September 1997.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





7.  Common stock (continued):

    T.   October 6, 1997

    The Company issued Lancaster Consultants, Inc. 270,120 shares of common stock. 76,000 shares were issued for services as part of the original agreement at $2.00 per share and a cashless conversion of the 300,000 exercisable options at $1.50 per share at a current market value of $4.25 per share which resulted in a net stock acquisition in the cashless transaction of 194,120 shares.

    U.   October 15, 1997

    The Company issued 150,000 shares of common stock to Harron Transport, Inc. at $.50 per share in contemplation of the issuance of a loan to the Company in November 1997.

    V.   October 20, 1997

    The Company issued for cash 40,000 shares of unregistered common stock to Robert and Elizabeth Ebner for a cash payment of $100,000 or $2.50 per share.


8.  Preferred stock:

    A.   August 18, 1997

    The Company entered into a subscription agreement with Mark Gasarch, attorney for the Company, for 1,000 shares of Class B preferred shares of the Company at $2.50 per share.

    B.   July 3, 1997 and September 9, 1997

    The Company entered into a subscription agreement with Paul Harron for 400,000 shares on each occasion of Class B preferred shares for $2.50 per share for $1,000,000 in a private offering under Rule 501(a). The preferred stock is convertible into common stock at the rate of one common share per one Class B share. On November 3, 1997, 400,000 of the Class B preferred shares were converted to a $1,000,000 promissory note.


9.   Agreements:

    1) On September 15, 1996 the Company entered into a Lock-Up Agreement with John B. Fetter, owner of 2,528,612 shares of the Company's common stock, who agreed for a period of 12 months not to sell 2,300,000 shares of his stock and for an additional 12 months will not sell 2,000,000 shares of his stock.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





9.  Agreements (continued):

    2) On October 1, 1996 the Company and individual shareholders agreed to a modified Lock-Up Agreement for shares that they owned for 6 months (October 1, 1996 to March 31, 1997) not to sell their shares. The shareholders and shares are as follows:

                                                 Registered
              Shareholder                          Shares
              -----------                        ----------

         William C. Hurtt, Trustee   (A)         100,000
         William Callari             (B)          80,000


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

    3) On October 9, 1996 the Company and Bruce Boltuch entered into an agreement for a convertible 10% note for $50,000 payable on April 9, 1997. The note, at the option of the holder, is convertible 30 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share. The note was paid off August 11, 1997. On
         October 9, 1996, the Company issued a six month $50,000 convertible note at 10% to Charles Lanktree with a maturity date of April 9, 1997. Interest to be paid monthly. The note is non recourse on any shareholder or officer of the Company and is an obligation of the Company only. The note is convertible 30 days prior to maturity into common shares of the Company at a conversion price of $3.00 per share. The note is collateralized by 20,000 registered shares of the Company's common stock held in escrow. The collateral is transferred if the unpaid principal and unpaid interest are not paid on the maturity date plus 15 days. As of July 31, 1997, the note was unpaid. On May 19, 1997 an agreement to extend the maturity to July 9, 1997 at 12% interest was agreed to. On May 19, 1997, Bruce Boltuch received an option to purchase 7,500 shares of registered tradeable stock at $2.00 per share and 2,500 shares of registered common stock of the Company for granting the extension for payment of the note. The notes were paid off September 24, 1997.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





9.  Agreements (continued):

    4) On October 9, 1996 the Company entered into a Lock-Up of Insiders Shares Agreement for a period of 16 months from the date of October 9, 1996. The following is a list of shareholders and their respective shares as per this agreement.


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
                                               ---------
                                               6,547,149
                                               ---------
                                               ---------

    5) On October 15, 1996 the Company and Brokerage Services Management, Inc. entered into an agreement for a convertible 10% note for $53,000 with a maturity of December 15, 1996, interest and principal payable on maturity. The note, at the option of the holder, is convertible
         6 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share. The note has been paid down to $27,000.

    6) On November 24, 1996 the Company and Berwyn Capital Investments, Inc. entered into an agreement for Berwyn Capital Investments, Inc., for a term of 180 days, to arrange corporate equity, project debt, project mortgage debt and project subordinated debt on behalf of the Company. The anticipated equity financing is to amount to $3,000,000. As compensation for this service:

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





9.  Agreements (continued):

    7) On December 3, 1996 the Company and Ira Russack entered into an agreement for a convertible 8% note for $100,000 due June 30, 1997, and extended to August 15, 1997, interest and principals payable on the maturity date. On January 16, 1997 the Company and Ira Russack entered into an agreement for a convertible 10% note for $100,000 due December 15, 1997, interest and principals payable on the maturity date. The notes are convertible at $3.00 per share based on the remaining principal amount plus any accrued interest at the maturity date. These notes were converted into 186,666 shares of common stock at October 1, 1997.

    8) In March 1997, the Company and M. H. Meyerson & Co., Inc. entered into an agreement for Meyerson to perform investment banking services on a non-exclusive basis for a period of three years. Such services will be performed as requested by the Company on a best efforts basis and will include assistance in mergers, acquisitions and internal capital structuring and the placement of new debt and equity issues. Consideration for the services is an option to purchase 1,000,000 shares of unregistered common stock of the Company. The option expires on March 31, 2002. The option shall vest and become irrevocable as follows:


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

    9) On March 20, 1997, the Company issued a $8,500 note to an affiliated company of Charles Lanktree at 10% interest due May 8, 1997. Interest and principal payable at maturity. The note was paid on September 24, 1997.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





9.  Agreements (continued):

    10) On April 30, 1997, the Company issued three $25,000 notes to Mark G. Milask, Philip Wagner and Dr. Paul Smalheiser at 8% due September 30, 1998. The notes are convertible at $2.00 per common share at any time prior to maturity. In addition, each payee was granted an option to purchase 50,000 shares of the Company's unregistered common stock at $2.00 per share, expiring March 31, 2002. Interest payable at date of maturity.

    11)  On April 30, 1997, the Company issued a $50,000 note at 10% to Donald
         A. Kaplan with a maturity of September 30, 1998. Interest is payable at maturity. In addition, the Company granted an option to purchase 100,000 shares of common stock at $2.00 per share through March 31, 2002. The note is convertible into unregistered common shares at $2.00 per share at any time prior to maturity. The holder of the note is entitled to registration rights when available and will be able to take advantage of any piggy-back registration.

    12)  Lease Agreement, Gloucester City, New Jersey

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





9.  Agreements (continued):

    12)  Lease Agreement, Gloucester City, New Jersey (continued):

         1)   Payments in lieu of taxes (continued):

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


    13)  Stock Purchase Agreement:

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





    9.  Agreements (continued):

    13)  Stock Purchase Agreement (continued):

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


    14) On October 20, 1995, an Amendment to Option and Purchase Agreement was signed whereby "Praxair" was substituted for the seller, Linde Gases of the Mid-Atlantic, Inc. and Newark Recycling and Composting Company, Inc. exercised the option and posted as security for the closing a security bond. The purchase price was amended to $3,285,866 less the $150,000 in option payments. At closing a deposit of $1,035,866 plus closing costs was paid together with a promissory note and purchase money mortgage of $2,100,000 at 8% per annum, payable monthly, with a maturity on August 31, 1996. Praxair has commenced a foreclosure action on the property owned by Newark Recycling and Composting Company, Inc. in furtherance of having their note paid as well as unpaid interest, expenses and attorney fees. On November 3, 1997 this obligation was satisfied.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





9.  Agreements (continued):

    15) In September 1996, in a first amendment to the restated Compost Recycling Agreement, the amendment effective date was changed to November 13, 1996 and the initial payment by Bedminster Seacor Services Miami Corporation to the City of Miami to secure the performance of the Company's obligations under the restated agreement shall be one million three hundred and fifty thousand dollars ($1,350,000), payable $100,000 in September 1996 and the balance of $1,250,000 dollars, plus interest at 10% per annum, payable at the earlier of the financial closing of the funding for the Miami Compost Project or September 1, 1997. If payments are not received, the City of Miami shall have the right to terminate this agreement.

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

    16) All the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. and its parent company Compost America Holding Company, Inc. on March 1, 1996.

    17) On July 4, 1997, the Company entered into an agreement with Canterbury Companies, Inc. and Gelvin Stevenson for financial advisory services. The agreement provides for Canterbury Companies, Inc. to use the best efforts to fairly present to potential investors the merits of investing in Compost America. As compensation, the consultant will receive $6,000 upon signing of agreement and a monthly retainer of $2,500 per month for 6 months. Services will continue on a month to month basis after 6 months. In addition, the Company will issue 160,000 shares of common stock, 100,000 shares issued and vested at execution of agreement and 60,000 over the next two quarters based on satisfactory performance.

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

    B) On July 24, 1996 the Company entered into a consulting agreement with Edward Rodriguez to provide financial consulting services. The consultant will assist the Company in developing, studying and evaluating financial, merger and acquisition proposals and assist in negotiations. As compensation, the consultant will receive $400,000 in the form of stock of the Company for a term of two years.

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

    C) On October 2, 1996 the Company and Robert F. Young, Jr. entered into a consulting agreement. Robert F. Young, Jr. was the original owner and developer of American Soil, Inc. which on October 2, 1996 was acquired by the Company. The consultant is to assist the Company in the transition of management control of American Soil, Inc. with the Company and to provide the following objectives:


         1) Obtain a minimum of a 20 year lease from the Freehold Township for a 350-500 ton per day invessel composting facility.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





10. Consulting contracts:

    C)   (continued):

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

    D) On February 21, 1997, the Company entered into a 10 year consulting agreement with Tomas Andres Mestre to provide expert consulting service in the management of solid waste and sewer sludge and in business development in Florida. As compensation, the Company will pay the consultant as follows:

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





10. Consulting contracts (continued):

    D)   (continued):

         1) On or before February 28, 1997, the Company shall pay $300,000 by delivering 200,000 shares of the Company's common stock. The Company is to file a registration statement on Form S-8 covering the shares within 30 days.

         2) On or before February 28, 1997, the Company shall deliver to he consultant options to purchase 500,000 shares at $2.00 per share through December 31, 2007.

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





10. Consulting contracts (continued):

    E) On January 1, 1997, the Company entered into a financial consulting agreement with Lancaster Consultants, Inc. to provide financial consulting services and advise pertaining to the Company's business affairs and in raising debt and equity funding, developing, studying and evaluating financing, merger and acquisition proposals, prepare reports and studies thereon. The agreement is for a term of 2 years. As compensation the Company shall pay the consultant by issuing a stock certificate for 300,000 shares of its common stock valued at $2.50 per share simultaneously with the execution of this agreement. The securities shall be registered on Form S-8 with the Securities and Exchange Commission. On June 20, 1997, the Company amended the consultant agreement and changed the compensation to $200,000 which payment was made by the Company issuing a stock certificate for 100,000 shares of its common stock upon execution of this agreement. The shares shall be registered on Form S-8 not later than 30 days after the filing the Company's annual report on Form 10-KSB, for the fiscal year ended April 30, 1996. In addition, the Company has granted the consultants immediately exercisable options to purchase 300,000 Rule 144 shares of the Company's common stock through December 31, 2001 at the exercise price of $1.50 per share. All options maybe exercised on a "cashless" basis.

         On October 6, 1997, the Company modified the January 1, 1997 agreement and issued 76,000 shares of common stock to Lancaster Consultants, Inc. and 30,000 shares of common stock to William Stockman at $.50 per share.


    F) On January 23, 1997, the Company entered into an agreement with Quirk Carson Peppet to act on a non-exclusive basis to provide financial advisory service and be the placement agent for certain financial advisory and investment banking services. As compensation, the consultant shall receive the following:

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





10. Consulting contracts (continued):

    G)   On May 21, 1997, the Company entered into a consulting agreement with
         J. Mark Strong for two years to provide consulting services regarding:
         1) creation and development of an initial "web site", 2) ongoing updating of the "web site", 3) Advising the Company in the placement of the Company's Class A preferred stock offering. The offering shall be the placement by the Company no later than June 30, 1997 of a minimum of $2,000,000 and up to a maximum of $5,000,000 of Class A preferred stock and 4) the creation and production of a Company video. As compensation the consultant shall receive 5,000 unregistered shares of common stock for every 100,000 Class A preferred shares sold. In addition for other services, the consultant is granted an option to purchase 150,000 unregistered shares of common stock at $2.00 per share expiring on June 20, 2001. Consultant shall also receive expense reimbursement in excess of $200. The consultant also agreed to a restrictive covenant for three years from date of termination of this agreement.

    H) On June 23, 1997, the Company and Robert Tardy d/b/a Tardy and Associates revised a consulting agreement originally dated December 1, 1995 with the following provisions: 1) The term of this agreement is extended for 3 years commencing January 1, 1997 through December 31, 1999. 2) Consultant will submit invoices to the Company for services rendered for the month on the last day of each month. Compensation shall be $5,000 per month for basic service, the first 40 hours of each month. Excess service shall be paid by the issuance of unregistered shares at the rate of $120 per hour valued at closing market price on the date of the invoice. 3) The Company shall reimburse for actual and necessary costs directly related to services provided. 4) An interest charge of 1% per month on any unpaid balances. On September 9, 1997, the Company issued 6,800 shares of its unregistered common stock at a value of $14,860 at an average price of $2.55 per share.


11. Development stage company:

    The Company's operations have been centered around its organizing, evaluating and developing the business of converting organic waste into compost and other soil products and the start-up financing of its operations, including the construction of the waste management and compost facility in Newark, New Jersey and other compost facilities throughout the country. From December 17, 1993 through the period ending October 31, 1997 the Company has secured required financing through a public offering, various private placement offerings and from the related companies, Compost Management, Inc., Select Acquisitions, Inc. and VRH Construction Corp. The Company has incurred losses in connection with its operations during this same period of $12,797,882.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





12. Minority interest in consolidated subsidiary:

    Newark Recycling and Composting Company, Inc. was incorporated in the State of Delaware on May 10, 1994 with Compost America Company of New Jersey, Ltd. 75% and Potomac Technologies 25%. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. The Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. at October 31, 1997. The Company reflects minority interest as another liability in the balance sheet and as a reduction of net income or net loss in the income statements. The minority shareholder account has been reduced to zero at October 31, 1997 as a result of loss allocations. The Company has increased its portion of losses from subsidiary in excess of capital investment of the minority interest.

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


13. Contingencies and commitments:

    A) The Company leased office facilities under an operating lease in Doylestown, PA. The lease was assumed by Compost America Company of New Jersey, Ltd. on December 17, 1993 for 6,122 sq. ft. of office space. The lease expired on June 14, 1994 but was continued on a month to month basis until December 1, 1994. The total rental, including a percentage of maintenance, real estate taxes and insurance, amounted to $59,049 for the period May 1, 1994 to December 1, 1994. The lease has been extended to December 31, 1997. As of July 28, 1997 the lease was abandoned and the Company is contingently liable on the lease until to December 31, 1997 in the amount of $18,240.

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

         As of October 31, 1997 the Company has advanced $25,000 towards this balance as an indication of good faith with Bio-Services, Inc.

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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





14. Common stock purchase warrants and options:

    Summary of warrants and options outstanding:

                                                     Exercise
                                      10/31/97         Price          Expiration
    Warrants:
    --------                          --------       --------         ----------

    Bedminster Bioconversion Corp      300,000     $     6.00           3/01/01
                                       300,000            .83          02/15/00
                                        60,460           3.00          06/01/99

    David Egarian                      150,000      1.00/1.17          02/15/00

    Robert W. Jones III                 75,000      1.00/1.17          02/15/00
                                        75,000           1.17          02/15/00

    B. Michael Pisani                   45,200            .92          06/01/99

    Robert D. Long                       5,800            .92          06/01/99

    Quirk Carson Peppet                100,000           2.50          01/24/02
                                     ---------
                                     1,111,460
                                     ---------
                                     ---------

    Options:
    -------

    Robert E. Wortmann                 300,000           2.00          04/23/01

    Victor D. Wortmann                 300,000           2.00          04/23/01

    Roger Tuttle                     1,000,000           2.50          11/14/00

    Peter Coker                        100,000           2.00
                                        50,000           5.00
                                        50,000           9.00          06/30/01

    Mark Gasarch, Esq.                 200,000           2.50          05/20/01

    Edward Rodriguez                   150,000           4.00
                                       150,000           5.00
                                       200,000           6.00          12/31/01

    M.H. Meyerson & Co.              1,000,000           3.00          03/31/02

    Mark G. Milask                      25,000          2 .00          03/31/02
    Philip Wagner                       50,000           2.00          03/31/02

    Dr. Paul Smalheiser                 25,000           2.00          03/31/02

    Donald Kaplan                      100,000           2.00          03/31/02

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





14. Common stock purchase warrants and options (continued):

    Summary of warrants and options outstanding (continued):

                                                     Exercise
                                      10/31/97         Price          Expiration
    Options (continued):
    --------                          --------       --------         ----------

    Robert W. Jones III                 50,000           2.00          12/31/01
                                        50,000           3.00          12/31/01

    Allan S. Miller                    100,000           2.00          07/31/02

    Aryeh Trading Corporation          100,000           2.00          07/31/02
                                       100,000           2.00          07/31/02

    J. Mark Strong                     150,000           2.00          06/20/01

    Berwyn Capital Corporation          33,334           2.50          01/30/02

    Adam S. Gottbetter, Esq.            40,000           1.50          06/30/00

    Bruce Boltuch                        7,500           2.00          05/19/97

    Michael A. Benages                  50,000           2.00          12/31/01

    Jose Ferre                           5,000           2.00          12/31/01

    Erelio Pena                          5,000           2.00          12/31/01

    Pedro Roig                           5,000           2.00          12/31/01

    Julio Rebull                         5,000           2.00          12/31/01

    Orlando Garcia, Jr.                  5,000           2.00          12/31/01

    Armando Oliveros                     5,000           2.00          12/31/01

    Anthony Zamora                       5,000           2.00          12/31/01

    Arsenio Milian                       5,000           2.00          12/31/01

    Robert T. Schlak                    10,000           2.00          12/31/01
                                     ---------
                                     4,430,834
                                     ---------

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

    The shareholders of VRH Construction Corp. are also shareholders in Compost America Holding Company, Inc. as well as VRH Construction Corp. VRH Construction Corp. as of April 30, 1996 has advanced $640,072 to the Company. The amount due is included in a note payable with interest at 10% and was due January 31, 1997. The note has been extended from the original due date to December 31, 1998. In addition, VRH Construction Corp. has advanced additional funds amounting to $3,484,283 at October 31, 1997, of which $1,543,866 is payable at 10% due December 31, 1998 and $1,940,417 is interest bearing at 10% per annum and payable on demand. The total loans and notes outstanding at October 31, 1997 amounted to $4,124,355. As of October 31, 1997 the notes and loans were consolidated into two mortgage notes, $2,998,688 for Newark Recycling & Composting Company, Inc. plus accrued interest of $689,793 and $1,125,667 for Compost America Holding Company, Inc. plus accrued interest of $195,426. The mortgages are collateralized by all inventory, accounts receivable, equipment and all the assets of the Company. The due date of the two mortgages is December 31, 1998. In addition VRH has advances additional funds through October 31, 1997 for a total due of $4,114,555. All advances are anticipated to be paid back upon completion of the Economic Development Bond Funding.

    The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc. through Select Acquisitions, Inc., a shareholder in Compost America Company of New Jersey, Ltd. Select Acquisitions Inc. has advanced $78,060 at October 31, 1997. Bedminster Bioconversion, Inc., an unrelated corporation, received stock purchase warrants as indicated in the notes to consolidated financial statements. There are numerous agreements and intercompany transactions between Compost America Holding Company, Inc. and its subsidiary, Compost America Company of New Jersey, Ltd. and with its related subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc. and Monmouth Recycling and Composting Co., Inc. Chicago Recycling and Composting Company, Inc. and American BIO-AG Corporation. At October 31, 1997 all intercompany transactions have been eliminated.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





15. Related party transactions (continued):

    The Company, at July 31, 1997, has received a loan from Roger Tuttle, the President of Compost America Holding Company, Inc., in the amount of $70,000.

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

              4)   Medical, health and dental insurance

              5) Employer grants employee a 1,000,000 shares option to purchase 1,000,000 shares of common stock at $2.50 per share for five years


    As of October 31, 1997 unpaid accrued wages amounted to $831,000 for all contract employees. Roger Tuttle has the right to convert any amounts due him into unregistered shares of the Company's common stock at $2.00 per share.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





16. Employment contracts (continued):

    The Company modified and amended the employment agreement dated May 1, 1997 with Roger Tuttle. The effective date of this amendment is August 1, 1997. The term of employment is 7 years from August 1, 1997.

    During the term the executive shall receive a base annual salary of $350,000. Of this $125,000 shall not be paid or accrued until the Company has sufficient cash resources to make this payment. In addition, the executive will receive a bonus equal to 5% of the Company's consolidated net income on the first $25,000,000 and 2% on the excess over $25,000,000. The executive is immediately vested in a 1,000,000 stock option at $2.50 per share. At the option of the executive, payment for the option can be in cash or by a "cashless exercise".

    On August 1, 1997, the Company entered into an employment agreement with Allan S. Miller for an executive position in the Company to manage project development and render services required by the Company's President. The term of this agreement is from the date of the agreement until July 31, 2002. Compensation shall be $150,000 annual salary plus a bonus. The bonus shall be paid for each financial closing, defined as the proceed or funding sufficient to allow the commencement and ultimate completion of the development, construction and commencement of commercial operations of an in vessel composting facility. The bonus on the first financial closing is $75,000 and one-tenth of one percent of subsequent financial closings. The bonus, at Mr. Allan S. Miller's option, shall be paid in cash or in unregistered common shares of the Company, which shall be valued at the greater of $2.00 per share or the average closing sale price of the Company's common shares for the 30 day trading pays immediately prior to the date of payment of the bonus. In addition, the Company shall issue options to purchase 100,000 unregistered common shares at an option price of $2.00 per share which will vest upon execution of this agreement and expire on July 31, 2002. The employee shall also be entitled to participate in any stock bonus, purchase of option plan, bonus of profit sharing plan, reimbursement of reasonable expenses and an automobile allowance of $600 per month. The employee must also agree to a restrictive covenant for the term of this agreement and for two years after termination, the employee shall assign any future inventions and technical data to the Company as convents to the employment agreement.

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

    The Company has a loss carryforward of $12,759,382 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2009 and 2013.


18. Intangible assets:

              Restrictive covenant            $250,000
              Trademark costs                    3,287
              Organization costs                 7,081
              Deposits                          29,817
                                              --------
                                               290,185
              Less accumulated amortization     51,510
                                              --------
                                              $238,675
                                              --------
                                              --------


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

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





20. Notes payable, other (continued):

    Brokerage Service Management, Inc., Compost America
    Holding Company, Inc., note payable due on demand
    and unsecured at 10%                                        27,000

    Helen S. Janklow Trust, Compost America Holding
    Company, Inc., 9% convertible note due June 1,
    1998 or the first closing of the municipal bond
    financing for any of the corporations composting
    facilities                                                  22,500

    Richard J. Verge, Compost America Holding Company,
    Inc., 9% convertible note due June 1, 1998 or the
    first closing of the municipal bond financing for
    any of the corporations composting facilities               22,500

    Walter W. Peine, Compost America Holding Company,
    Inc., 9% convertible note due June 1, 1998 or the
    first closing of the municipal bond financing for
    any of the corporations composting facilities               22,500

    Mark Stella, Compost America Holding Company, Inc.,
    loan payable, unsecured on demand                           15,000

    Peter May, Compost America Holding Company, Inc.,
    loan payable, unsecured on demand                           15,000
                                                              --------

                                                              $234,750
                                                              --------
                                                              --------


21. Mortgage payable - Praxair Corp.

    The $2,100,000 mortgage is payable at 8% interest payable monthly. The mortgage was due September 1996 and extended to December 1996. Interest has been accrued to July 31, 1997 but payments have not been made. Praxair has commenced a foreclosure action on the property owned by Newark Recycling and Composting Company, Inc. in furtherance of having their note paid as well as unpaid interest, expenses and attorney fees. The mortgage, interest and fees were paid on November 3, 1997.


22. Notes payable, shareholder:

    The Company is obligated on a note payable to Roger Tuttle, president of the Company, for $70,000 which is non-interest bearing, unsecured and payable on demand.


23. Payroll taxes payable:

    The Company is in arrears for payment of prior and current years payroll taxes to federal and state taxing authorities in the amount of $150,517. Interest and penalties have been accrued on these amounts. The Company is at risk, including the officers, for responsibility for tax payment under the trust fund recovery systems. The Internal Revenue Service can cause liens to be recorded and judgements to be filed.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





24. Long-term debt:


                                Rate        Current    Long-term       Maturity
                                ----        -------    ---------       --------

    Teepak, Inc.             Prime & 2%               $  264,871     Indefinite
    Rinker Materials Corp.           7%   $3,730,871                   04/01/98
    Jerry L. Montierth               7%        7,924     261,499       02/01/15
    Equipment notes:
      Center Capital Corp.       12.34%       14,244      46,115       02/05/02
      Concord Commercial          8.95%       77,406     116,108       04/09/00
      AT&T Capital Corp.         12.53%       29,868      45,847       06/10/00
      General Electric Capital   10.75%       18,497       7,707       02/23/99
      Orix Credit Alliance, Inc.  9.50%       29,502      24,586       07/20/99
    Notes payable, others:
      Mark G. Milask                 8%       25,000                   09/30/98
      Philip Wanger                  8%       25,000                   09/30/98
      Dr. Paul Smalheiser            8%       25,000                   09/30/98
      Donald M. Kaplan              10%       50,000                   09/30/98
    Lionhart Global Appreciation
      Fund, convertible debenture   10%                  800,000       11/26/99
      Due to shareholders            0%      200,000                   05/12/98
                                           ---------   ---------
                                           4,233,312   1,566,733
    Less, unamortized discount                22,112      32,108
                                           ---------   ---------
                                          $4,211,200  $1,534,625
                                           ---------   ---------
                                           ---------   ---------


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

         2) If the facility does not receive the necessary permits by September 15, 1996, the entire amount of the loans will be repaid in 24 equal installments. Any overdue payments shall bear interest at a rate equal to the prime rate plus 2%. As of September 15, 1996 the loan has been extended, indefinitely.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





24. Long-term debt (continued):

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

    I) Notes payable to the following are due September 30, 1998 and are unsecured:

                             1)   Mark G. Milask
                             2)   Philip Wanger
                             3)   Dr. Paul Smalheiser
                             4)   Donald Kaplan

    J) On November 25, 1996 the Company issued a convertible debenture for $1,000,000 to Lionhart Global Appreciation Fund under a Regulation D offering. The total offering proceeds amounted to $1,030,000 of which $30,000 is a fee to the agent, Kaplan Gottbetter & Levenson, LLP. The debentures are in 10 units of $100,000 each at 10% with a maturity of November 26, 1999. The interest is payable monthly commencing 30 days from the agreement and the notes are redeemable after 90 days at option of the Company. As security, the Company will escrow between 300,000 and 325,000 shares of common stock, pursuant to a registration statement declared effective by the commission, to secure the payments and shall be held by the escrow agent. The stock pledged shall be without restrictive legend. On May 20, 1997 the security of 300,000 shares was redeemed and the note was reduced to $800,000.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





24. Long-term debt (continued):

    J)   (continued):

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

         The debentures are automatically converted to each issued and outstanding debenture on the date which is 3 years after closing. Upon 90 days after closing, at the option of the Company, the debentures may be redeemed based on the following schedule:


               Number of days                               Shares of
              from closing date        Principal           common stock
              -----------------        ---------           ------------

               90 - 120               $1,000,000              80,000
              121 - 150                1,000,000             100,000
              150 or more              1,000,000             120,000


    K)   The amount due to shareholders is due in one year.

    The maturities of the long-term debt summarized as follows:

         Year ended April 30,

              1998                   $4,011,200
              1999                      140,830
              2000                    1,071,384
              2001                       20,692
              2002                       12,996
              Thereafter                488,723
                                     ----------
                                     $5,745,825
                                     ----------
                                     ----------

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


         Basis of acquisition of American BIO-AG
         Corporation                                                $1,770,730

         Net book value of the assets acquired
         (American BIO-AG Corporation)                                 854,700
                                                                     ---------

         Goodwill (excess of cost over the value of
         the assets acquired)                                          916,030
                                                                     ---------

         Base of acquisition                          $1,770,730

         Fair value of investment in American
         BIO-AG Corporation                            1,329,775
                                                       ---------

         Impairment loss                                 440,955       440,955
                                                       ---------     ---------

         Goodwill, net excess value over the assets
         acquired                                                   $  475,075
                                                                     ---------
                                                                     ---------


26. Subsequent events:

    A) On November 3, 1997, the Company entered into an acquisition agreement with Robert Longo and EPIC, Inc. F/K/A R.J. Longo Construction Co., Inc. for 3,547,182 common shares of the Company for 100% of the shares of EPIC, Inc. Also issued were 39,000 shares of Series A preferred stock, 21,000 shares of Series C preferred stock with an aggregate value of $6,000,000. The purchase price of the Company was $33,000,000 which was paid by the assumption of equipment debt $7,056,292, the preferred stock as above and cash of $20,000,000 in exchange for 100 shares of the 1,000 shares authorized of EPIC, Inc. The acquisition included net book value of assets acquired of $4,065,756 with an original cost of $17,478,004 and the City of New York 15 year, 340 million, contract for organic waste removal.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





26. Subsequent events (continued):

    A)   (continued):

         The contract also included an employment agreement with Robert J. Longo, the former owner of EPIC, Inc. (Environmental Protection Improvement Company, Inc.) to be employed by the Company (EPIC, Inc.) which will be a wholly owned subsidiary of Compost America Holding Company, Inc., as its President and Chief Executive Officer for a term of November 3, 1997 to September 15, 2002. Compensation shall be $325,000 annual salary plus for each year after April 30, 1998 an annual bonus at the option of the executive, either in cash or unregistered common shares of the Company values at the greater of $2.00 per share or 80% of the last price of the shares on the date payment is due. The bonus shall be computed to the extent that the Company's (EPIC, Inc.) earnings before interest, taxes, depreciation and amortization ("EBITDA") on average assets in any fiscal year exceed 15.2% in such fiscal year. The amount by which "EBITDA" shall be entitled to is 10%

         As additional compensation, the executive shall be issued, by the Company, options to purchase 1,500,000 unregistered shares of the Company's common stock at an option price of $1.00 per share. 540,000 will vest immediately upon execution of this agreement, 200,000 on September 15, 1998, 200,000 on September 15, 1999, 200,000 on
         September 15, 2000, 200,000 on September 15, 2001 and 200,000 on
         September 15, 2002. All options not exercised shall expire on September 16,2002.

         Additionally, the Company entered into employment agreements with executive officers of EPIC, Inc., Jay Waxenbaum and Kevin Walsh. Jay Waxenbaum shall be employed as Vice President of Operations for a term ending September 15, 2002. Compensation of $125,000 annual salary and an annual bonus based on above formula after April 30, 1998 at 5%. In addition, the executive is granted options to purchase 300,000 unregistered shares of the Company at $1.00 per share according to the following schedule:


              50,000 options           exercisable immediately
              50,000 options           September 15, 1998
              50,000 options           September 15, 1999
              50,000 options           September 15, 2000
              50,000 options           September 15, 2001
              50,000 options           September 15, 2002


         All unregistered options shall expire on September 16, 2002.

         Kevin Walsh shall be employed as Vice President and Chief Financial Officer for a term ending September 15, 2002. Compensation of $150,000 annual salary and an annual bonus based on above formula after April 30, 1998 of 5% In addition, the executive is granted options to purchase 300,000 unregistered shares of the Company at $1.00 per share vesting immediately with an expiration date of September 15, 2002.

                COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                            (A Development Stage Company)

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





26. Subsequent events (continued):

    A)   (continued):

         The acquisition of EPIC, Inc. included all the assets including equipment, vehicles and improvements and all other assets of EPIC, Inc. less excludable assets of $3,286,513 and all excess cash as of the closing date in excess of $1,000,000, excess working capital which exceeds a 1.5 ratio, all retainages held by the Bank of New York, all officer loans of $819,000 by Robert Longo and all receivables from affiliates totaling $2,699,826.


    B)   Wasteco Stock Purchase Agreement:

         On November 3, 1997, the Company and Wasteco Ventures Limited, a corporation organized under the laws of the British Virgin Islands, entered into a stock purchase agreement to issue 130,000 shares of preferred stock Series A, 70,000 shares of preferred stock Series C and 11,490,609 shares of common stock for an aggregate price of $20,000,000. The above shares were issued simultaneously with the closing of the purchase agreement of all the common stock of R.J. Longo Construction Co., Inc. from its shareholder Robert J. Longo and the Robert J. and Andrea Longo Charitable Trust. The stock issued to Wasteco represents 77% of the authorized preferred stock Series A and 77% of the authorized preferred stock Series C. The Company also has outstanding 801,000 shares of preferred stock Series B.


27. Earnings per share:

    Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding. Shares that would be outstanding assuming exercise of dilutive stock options and warrants, all
    of which are considered to be common stock equivalents.    All convertible
    securities which are antidilutive have been included in the earnings per share computation. The number of shares used in the computations was 24,027,366.

    Following is a recalculation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary and fully diluted earnings per share:

                                                            Primary
                                               1997           1996
                                               ----         -------

    Primary and fully diluted:
         Computed above for primary
           earnings per share              18,485,072     13,154,167
         Stock options                      1,111,460
         Stock warrants                     4,430,834        917,012
                                           ----------     ----------
                                           24,027,366     14,071,179
                                           ----------     ----------
                                           ----------     ----------

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

     Since its inception, the Company has met its liquidity needs from the proceeds of the sale of its common stock and from loans made by directors of the Company, by VRH Construction Corporation, a principal shareholder of the Company whose owners are directors of the Company, and by other individuals and institutions not affiliated with the Company. The Company received $737,154 from private sales of its common stock during the fiscal year ended April 30, 1997, $1,365,860 from private sales of its common stock during the fiscal year ended April 30, 1996, $906,409 from private sales of its common stock during the fiscal year ended April 30, 1995 and $692,000 during the period December 1993 through April 30, 1994. Since April 30, 1997 through October 31, 1997, the Company has raised an additional $1,107,500 through private sales of its common stock. In addition, since April 30, 1997 through October 31, 1997, the Company received $2,000,000 from the issuance of its Series B Preferred Stock.

    In addition, VRH Construction Corporation made loans to the Company totalling $555,167 during the fiscal year ended April 30, 1997, $2,869,116 during the fiscal year ended April 30, 1996 and $640,072 during the fiscal year ended April 30, 1995. Since April 30, 1997 through October 31, 1997, VRH Construction Corporation has loaned an additional $60,000 to the Company, while other loans to the Company during that same period have totalled $92,500.

    Total funds raised from the sale of common shares and loans from shareholders from December 1993 through April 30, 1997 are $9,651,578, plus an additional $3,260,000 (including $2,000,000 from the sale of Preferred Shares) since April 30, 1997 through October 31, 1997.

    Significant revenues from operations of composting facilities are not anticipated until 1999, when the Company's initial projects will be fully constructed and operational. Until that time, the Company anticipates that it will need an additional $3,000,000 to meet current debt obligations, provide additional development capital for its various projects and fund ongoing corporate overhead expenses. The Company anticipates that it will be able to secure these funds from the sale of additional common and/or preferred shares and/or the issuance of additional debt. In addition, the Company expects to have completed project financing for the construction of the Company's facilities in Miami, Florida and Newark, New Jersey prior to the end of the current fiscal year and the Company may receive development fees and management fees in connection with this project financing. In addition, on November 3, 1997 the Company acquired all of the outstanding shares of EPIC, Inc. F/K/A R. J. Longo Construction Co., Inc. (see note 26 to consolidated financial statements). It is anticipated that this subsidiary will generate approximately $1.5 - $2.0 million in cash flow to the Company over the next twelve months.

    The Company does not expect to perform any significant product research and development and does not expect any significant changes in the number of employees in the current fiscal year, except that it acquired approximately 15 new employees as a result of the EPIC, Inc. acquisition set forth above. The Company does expect to commence construction of its Miami, Florida and Newark, New Jersey composting facilities during the current fiscal year.

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

    Operating results for the second quarter ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended April 30, 1997.

                             PART II - OTHER INFORMATION



Item 1. - Legal Proceedings                 None not Previously
                                            Reported

Item 2. - Changes in Securities

         (a)  None

         (b)  None

         (c) During the fiscal quarter ended October 31, 1997, the Company issued 1,780,286 shares of its common stock as follows:

Date     # of Shares    Issued To             For       Price
08/01/97   126,500      four consultants      services  $0.50/share
08/05/97   250,000      private investor      cash      $2.00/share
08/18/97   495,000      six consultants       services  $0.50-$2.00/sh
09/13/97   250,000      private investor      cash      $2.00/share
09/25/97    12,000      three consultants     services  $0.50-$2.18/sh
10/06/97   456,786      two private investors cash      $1.07-$4.25/sh
10/15/97   150,000      consultant            services  $0.50/share
10/20/97    40,000      private investor      cash      $2.50/share

These shares were issued without registering the securities under the Securities Act of 1933, as amended. There were no underwriters involved in the transaction, and no underwriting discounts or commissions In light of the small number of recipients and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.

Item 3. - Defaults Upon Senior Securities                  None

Item 4. - Submission of Matters to a Vote of     Security Holders

On October 30, 1997 at a special meeting of shareholders the shareholders of the Company approved a resolution amending the Company's Articles of Incorporation such that the number of directors of the Company and the length of the term of each director shall be as specified in the Company's by-laws. The vote was 12,467,150 in favor, none opposed, 13,000 abstained from voting and no broker non-votes.

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

Date:              COMPOST AMERICA HOLDING COMPANY, INC.
December 19, 1997  (Registrant)


              By  /s/ Roger E. Tuttle
                -------------------------------------------------
                Roger E. Tuttle,  President and Principal
                                  Executive Officer, Principal
                                  Financial Officer and
                                  Principal Accounting Officer