Form 10QSB
period 1998-01-31
COMPOST AMERICA HOLDING CO INC
filed 1998-03-23
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 1998

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

1.  Common Stock - 36,980,805 shares outstanding as at February 28, 1998.

Transitional Small Business Disclosure Format (check one):
Yes_____  No  X

PLEASE ADDRESS ALL CORRESPONDENCE TO:   Mark Gasarch, Esq.
                                        40 West 57th Street
                                        33rd Floor
                                        New York, New York 10019

                                      INDEX


Part I.   Financial Information

   Item 1.  Condensed consolidated financial statements:

         Balance sheet as of January 31, 1998                           F-2

         Statement of income (loss) for the nine months ended
           January 31, 1998 and 1997                                    F-3

         Statement of stockholders' equity as of January 31,
           1998                                                      F-4 - F-6

         Statement of deficit                                           F-7

         Statement of cash flows for the nine months ended
            January 31, 1998 and 1997                                   F-8

         Statement of cost of operations for the nine months
            ended January 31, 1998 and 1997                             F-9

         Statement of general and administrative expenses for
            the nine months ended January 31, 1998 and 1997            F-10

         Notes to condensed consolidated financial statements      F-11 - F-56

   Item 2.  Plan of operations


Part II.  Other information


   Signatures

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NINE MONTHS ENDED JANUARY 31, 1998 AND 1997




                                    CONTENTS

                                                             Page
                                                             ----
Condensed consolidated financial statements:

   Balance sheet                                              F-2

   Statement of income (loss)                                 F-3

   Statement of stockholders' equity                       F-4 - F-6

   Statement of deficit                                       F-7

   Statement of cash flows                                    F-8

   Statement of cost of operations                            F-9

   Statement of general and administrative expenses           F-10

   Notes to condensed consolidated financial statements   F-11 - F-56


          COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEET - JANUARY 31, 1998
                                (UNAUDITED)
                                   ASSETS


Current assets:
  Cash                                                                                               $     87,825
  Project fund trust account, First Union Bank                                                         90,000,000
  Accounts receivable                                                                                   3,661,785
  Loan receivable                                                                                          94,053
  Accrued interest receivable                                                                             296,250
  Prepaid expenses                                                                                        679,831
  Escrow receivable                                                                                       225,000
  Prepaid financing fees                                                                                  396,203
                                                                                                     ------------
    Total current assets                                                                               95,440,947

Plant, property and equipment:
  Land                                                                                                  9,090,056
  Site improvements                                                                                       174,519
  Transportation equipment                                                                                160,047
  Office equipment                                                                                         71,051
  Machinery & equipment                                                                                12,726,263
  Construction in progress, Compost projects                                                            7,988,979
                                                                                                     ------------
                                                                                                       30,210,915
  Less accumulated depreciation                                                                           796,802
                                                                                                     ------------
                                                                                                       29,414,113
                                                                                                     ------------
Other assets:
  Town of Freehold lease acquisition cost, net of
   amortization of $59,846                                                                                801,015
  Intangible assets, net of amortization of $56,078                                                       277,357
  City of New York contract, net of amortization of $315,777
18,630,896
  City of Miami contract performance fee                                                                1,000,000
  Acquisition costs, net of amortization of $62,253                                                     1,228,798
  Excess of cost over assets acquired, net of
   amortization of $22,294                                                                                452,791
                                                                                                     ------------
                                                                                                       22,390,857
                                                                                                     ------------
                                                                                                     $147,245,917
                                                                                                     ------------
                                                                                                     ------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                                  $  5,121,173
  Notes payable, bank                                                                                     100,000
  Notes payable, others                                                                                 3,034,750
  Notes payable, shareholder                                                                               70,000
  Bonds payable                                                                                        90,000,000
  Due to related parties                                                                                4,523,574
  Accounts payable, accrued expenses and payroll
   taxes payable                                                                                        7,930,760
  Reserve for land replacement                                                                             85,375
                                                                                                     ------------
    Total current liabilities                                                                         110,865,632
                                                                                                     ------------

Long-term debt, net of current portion                                                                  9,534,850
                                                                                                     ------------
Contingencies and commitments
Series A, redeemable  preferred stock,  liquidation value of $100 per share plus accumulated  dividends authorized 169,000 shares issued and outstanding 169,000 shares (aggregate
 liquidation preference $16,900,000)                                                                    6,140,985
Series C redeemable preferred stock, liquidation value of
 $100 per share plus non-cumulative  non-compounded  dividend as declared by the
 Company's board of directors  authorized 91,000 shares,  issued and outstanding
 91,000 shares (aggregate
 liquidation preference $9,100,000)                                                                     4,664,042
                                                                                                     ------------
                                                                                                       10,805,027
                                                                                                     ------------
Stockholders' equity:
  Preferred  stock,  convertible,  Series  B, no par  value,  24,997,400  shares authorized,  401,000  shares issued and  outstanding  (aggregate  liquidation
   preference $1,002,500)                                                                               1,002,500
  Common stock, no par value, 50,000,000 shares authorized,
   35,913,443 shares issued and outstanding                                                            29,403,241
  Deficit                                                                                           (  14,335,191)
  Less:  subscriptions receivable                                                                   (      30,142)
                                                                                                     ------------
                                                                                                       16,040,408
                                                                                                     ------------
                                                                                                     $147,245,917
                                                                                                     ------------
                                                                                                     ------------

            See notes to condensed consolidated financial statements.
                                                                             F-2

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   (UNAUDITED)


                                                           Three months ended                     Nine months ended
                                                            January 31,                               January 31,
                                                    1998                  1997                  1998                1997
                                                    ----                  ----                  ----                ----

Net sales                                       $ 4,523,698           $         0           $ 4,523,698        $    97,555
Other revenues                                       86,591                70,198               319,459                  0
                                                -----------           -----------           -----------        -----------

    Total                                         4,610,289                70,198             4,843,157             97,555

Cost of operations                                3,269,059                 5,841             3,291,165              7,051
                                                -----------           -----------           -----------        -----------

Gross income                                      1,341,230                64,357             1,551,992             90,504

General and administrative                        1,843,868               635,098             5,242,282          3,162,354
                                                -----------           -----------           -----------        -----------

Income (loss) from operations                  (    502,638)         (    570,741)         (  3,690,290)      (  3,071,850)
                                                -----------           -----------           -----------        -----------

Other non-operating income (expenses):
  Interest income                                   430,362                     0               430,362                  0
  Interest expense                             (    907,184)         (    165,595)         (  1,761,766)      (    448,225)
                                                -----------           -----------           -----------        -----------
                                               (    476,822)         (    165,595)         (  1,331,404)      (    448,225)
                                                -----------           -----------           -----------        -----------

Loss before income tax expense                 (    979,460)         (    736,336)         (  5,021,694)      (  3,520,075)
Income tax expense                                        0                     0                     0                  0
                                                -----------           -----------           -----------        -----------

                                               (    979,460)         (    736,336)         (  5,021,694)      (  3,520,075)
Minority interest in loss
 of consolidated subsidiaries                             0                43,210                     0            128,848
                                                -----------           -----------           -----------        -----------

                                               (    979,460)         (    693,126)         (  5,021,694)      (  3,391,227)

Loss in equity in joint venture                           0                     0                     0       (     13,603)
                                                 -----------           -----------           -----------       -----------

Net loss                                       (    979,460)         (    693,126)         (  5,021,694)      (  3,404,830)

Accretion of preferred stock to
 redemption value                              (    340,027)                               (    340,027)
                                                -----------            -----------          -----------

Net loss applicable to common
 shareholders                                  ($ 1,319,487)         ($   693,126)         ($ 5,361,721)      ($ 3,404,830)
                                                -----------            -----------          -----------
                                                -----------            -----------          -----------
Loss per common share                                ($0.03)              ($0.03)               ($0.19)             ($0.18)
                                                -----------            -----------          -----------         -----------
                                                -----------            -----------          -----------         -----------
Loss per share assuming dilution                     ($0.03)              ($0.03)               ($0.19)             ($0.18)
                                                -----------            -----------          -----------         -----------
                                                -----------            -----------          -----------         -----------
Weighted average number of common shares outstanding:
  Primary                                        41,480,344           20,035,449             28,847,418         19,442,846
                                                -----------            -----------          -----------         -----------
                                                -----------            -----------          -----------         -----------
  Fully diluted                                  41,480,344           20,035,449             28,847,418         19,442,846
                                                -----------            -----------          -----------         -----------
                                                -----------            -----------          -----------         -----------


            See notes to condensed consolidated financial statements.
                                                                             F-3

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                                Common Stock
                                                                       Shares                   Amount
                                                                       ------                   ------
Balance, April 30, 1997                                             17,707,841              $10,611,169

  Issuance of common stock for services, May 7,
   1997 (.50 per sh.)                                                  180,800                   90,400
  Issuance of common stock for services, May 8,
   1997 (.50 per sh.)                                                   63,500                   31,750
  Issuance of common stock for services, May 12,
   1997 (.50 per sh.)                                                  300,000                  150,000
  Issuance of common stock, June 1, 1997
   (.50 per sh.)                                                        15,000                    7,500
  Issuance of common stock for services, June 2,
   1997 (.50 per sh.)                                                  140,000                   70,000
  Issuance of common stock for services, June 9,
   1997 (.50 per sh.)                                                  245,000                  122,500
  Issuance of common stock for services, June 11,
   1997 (.50 per sh.)                                                   50,600                   25,300
  Issuance of common stock for payment of accounts
   payable, June 11, 1997 (5.00 per sh.)                                 4,536                   22,680
  Issuance of common stock for financial advisory
   services, August 1, 1997 (.50 per sh.)                               80,000                   40,000
  Issuance of common stock for financial advisory
   services, August 1, 1997 (.50 per sh.)                               20,000                   10,000
  Issuance of common stock for services, August 1,
   1997 (.50 per sh.)                                                    1,500                      750
  Issuance of common stock for professional services,
   August 1, 1997 (.50 per sh.)                                         25,000                   12,500
  Issuance of common stock for services, August 11,
   1997 (.50 per sh.)                                                   35,000                   17,500
  Issuance of common stock, August 15,1997 (2.00
   per sh.)                                                            250,000                  500,000
  Issuance of common stock for services, August 18,
   1997 (1.00 per sh.)                                                  90,000                   90,000
  Issuance of common stock for services, August 18,
   1997 (.50 per sh.)                                                   40,000                   20,000
  Issuance of common stock for services, August 18,
   1997 (1.50 per sh.)                                                 200,000                  300,000
  Issuance of common stock for services, August 18,
   1997 (2.00 per sh.)                                                  30,000                   60,000
  Issuance of common stock for services, August 18,
   1997 (.50 per sh.)                                                  100,000                   50,000


            See notes to condensed consolidated financial statements.
                                                                             F-4

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                                                                             Common Stock
                                                                                   Shares                   Amount
                                                                                   ------                   ------

  Issuance of common stock, September 13, 1997
   (2.00 per sh.)                                                                  250,000                  500,000
  Issuance of common stock for services, September 25,
   1997 (.50 per sh.)                                                                5,000                    2,500
  Issuance of common stock for services, September 25,
   1997 (2.18 per sh.)                                                               6,800                   14,860
  Issuance of common stock for services, September 25,
   1997 (1.75 per sh.)                                                                 200                      350
  Issuance of common stock, October 1, 1997 (1.07
   per sh.)                                                                        186,666                  200,000
  Issuance of common stock for services, October 6,
   1997 (2.00 per sh.)                                                              76,000                  152,000
  Issuance of common stock, October 6, 1997 (1.50
   per sh.)                                                                        300,000                  450,000
  Redemption of common stock, October 6, 1997 (4.25
   per sh.)                                                                    (   300,000)            (  1,275,000)
  Issuance of common stock, October 6, 1997 (4.25
   per sh.)                                                                        194,120                  825,000
  Issuance of common stock for services, October 15,
   1997 (.50 per sh.)                                                              150,000                   75,000
  Issuance of common stock, October 20, 1997 (2.50 per sh.)                         40,000                  100,000
  Issuance of common stock for purchase of
   R.J. Longo Construction Co., Inc., (aka EPIC),
   November 3, 1997 (1.04 per sh.)                                               3,447,182                3,585,000
  Issuance of common stock, November 3, 1997,
   (1.04 per sh.)                                                               11,490,609               11,950,000
  Issuance of common stock for services,
   January 6, 1998 (1.00 per sh.)                                                  104,580                  104,580
  Issuance of common stock for purchase of land,
   January 20, 1998 (1.00 per sh.)                                                 200,000                  200,000
  Issuance of common stock for payment of Class
   A preferred stock dividend, January 21, 1998
   (1.86 per sh.)                                                                  116,991                  217,822
  Issuance of common stock for services January 21,
   1998 (1.00 per sh.)                                                              10,120                   10,120
  Issuance of common stock for services, January 21,
   1998 (.50 per sh.)                                                               20,000                   10,000
  Issuance of common stock for services, January 21,
   1998 (3.06 per sh.)                                                               6,098                   18,660
  Issuance of common stock for services, January 22,
   1998 (1.00 per sh.)                                                              30,300                   30,300
                                                                                ----------              -----------

Balance, January 31, 1998                                                       35,913,443              $29,403,241
                                                                                ----------              -----------
                                                                                ----------              -----------


            See notes to condensed consolidated financial statements.
                                                                             F-5

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                           Series A
                                                                        Preferred Stock
                                                                Shares                  Amount
                                                                ------                 -------
  Issuance of preferred stock, Series A, November
   3, 1997 (35.00 per sh.)                                       39,000              $1,365,000

  Issuance of preferred stock, Series A, November
   3, 1997 (35.00 per sh.)                                      130,000               4,550,000

  Accretion of preferred stock to redemption value                                      225,985
                                                                -------              ----------

                                                                169,000              $6,140,985
                                                                -------              ----------
                                                                -------              ----------




                                                                            Series B
                                                                        Preferred Stock
                                                                Shares                 Amount
                                                                ------                 ------

  Issuance of preferred stock, Series B, July 3,
   1997 (2.50 per sh.)                                          400,000              $1,000,000

  Issuance of preferred stock, Series B, August 18,
   1997 (2.50 per sh.)                                            1,000                   2,500

  Issuance of preferred stock, Series B, September 9,
   1997 (2.50 per sh.)                                          400,000               1,000,000

  Conversion of preferred stock, Series B, November
   3, 1997 into note payable (2.50 per sh.)                    (400,000)            ( 1,000,000)
                                                                -------              ----------

                                                                401,000              $1,002,500
                                                                -------              ----------
                                                                -------              ----------






                                                                           Series C
                                                                        Preferred Stock
                                                                 Shares                Amount
                                                                 ------                ------

  Issuance of preferred stock, Series C, November
   3, 1997 (50.00 per sh.)                                       21,000              $1,050,000

  Issuance of preferred stock, Series C, November
   3, 1997 (50.00 per sh.)                                       70,000               3,500,000

  Accretion of preferred stock to redemption value                                      114,042
                                                                 ------              ----------

                                                                 91,000              $4,664,042
                                                                 ------              ----------
                                                                 ------              ----------







            See notes to condensed consolidated financial statements.
                                                                             F-6

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENT OF DEFICIT
                                   (UNAUDITED)





Balance, May 1, 1997                                         ($ 8,755,648)

Net loss for the nine months ended January 31, 1998          (  5,361,721)
                                                              -----------

                                                             ( 14,117,369)

Dividends paid on preferred stock                            (    217,822)
                                                              -----------

Balance, January 31, 1998                                    ($14,335,191)
                                                              -----------
                                                              -----------




            See notes to condensed consolidated financial statements.
                                                                             F-7

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                                           Nine months ended
                                                                                            January 31,
                                                                                    1998                 1997
                                                                                    ----                 ----
Operating activities:
  Net loss applicable to common shareholders                                  ($  5,361,721)          ($3,404,829)
Adjustments to reconcile net cash and
 equivalents provided by operating activities:
  Amortization                                                                      409,157                61,574
  Accretion                                                                         340,027
  Depreciation                                                                      663,255                60,138
  Loss in equity in joint venture                                                                          13,603
  Stock issued for professional services                                          1,509,070               570,605
  Shareholder settlement                                                                                  500,000
  Loss in equity of minority interest                                                                 (   128,847)
Changes in operating assets and liabilities:
  Increase in prepaid expenses                                                (     506,713)          (   102,581)
  Increase in accounts payable and accrued expenses                               3,777,957             1,519,183
  Increase in accounts receivable                                             (   3,635,696)          (    19,047)
  Increase in loans receivable                                                (      94,053)
  Increase in payroll taxes payable                                                                       167,040
  Increase in accrued interest receivable                                     (     296,250)
  Project Fund Trust Account                                                  (  90,000,000)
  Escrow receivable                                                           (     225,000)
  Finance fees                                                                (     396,203)
Changes in other  assets  and  liabilities:  Increase  (decrease)
  in cash from affiliated companies:
    R.C. Land Company, Inc.                                                                                28,600
    American Bio-AG Corp.                                                                                 185,000
    American Soil Company, Inc.                                                                           175,000
    Select Acquisitions, Inc.                                                                              14,160
    Deferred offering costs                                                                                20,564
                                                                               ------------            ----------

    Net cash used in operating activities                                     (  93,816,170)          (   339,837)
                                                                               ------------            ----------

Investing activities:
  Purchase of construction in progress, Compost project                       (     839,202)          ( 1,479,299)
  Purchase of land, property and equipment                                    (  12,740,631)          ( 1,572,537)
  Reduction (purchase) of equity in American BIO-AG Corporation                                           624,636
  Increase in deposits receivable                                             (      66,725)          (    65,035)
  Return (purchase) of option deposits                                               37,500           (    27,500)
  Increase in excess of cost over assets acquired                                                     (   475,085)
  Purchase of acquisition cost                                                (   1,291,051)
  Cash for business acquisition                                               (  18,946,673)
                                                                               ------------

    Net cash used in investing activities                                     (  33,846,782)          ( 2,994,820)
                                                                               ------------            ----------

Financing activities:
  Increase in advances from affiliated companies                                     60,000               555,167
  Increase (decrease) in notes payable, shareholder                           (      20,000)               90,000
  Increase in loans from Foundation Systems, Inc.                                                          90,000
  Decrease in notes payable, other                                                2,428,700               451,250
  Increase in mortgage payable                                                (   2,100,000)
  Increase in other long-term debt                                                9,135,456             1,458,417
  Payments on long-term debt                                                  (     292,621)          (    24,856)
  Proceeds from issuance of preferred stock                                      11,727,500
  Proceeds from issuance of common stock                                         16,803,730               737,154
  Increase in bond payable                                                       90,000,000
                                                                               ------------            ----------

    Net cash provided by financing activities                                   127,742,765             3,357,132
                                                                               ------------            ----------

Net increase in cash                                                                 79,813                22,475

Cash, beginning of period                                                             8,012                 3,498
                                                                               ------------            ----------

Cash, end of period                                                            $     87,825            $   25,973
                                                                               ------------            ----------
                                                                               ------------            ----------

Supplementary disclosure of cash flow information:
   Interest                                                                    $    637,133            $  448,225
   Taxes                                                                       $          0            $        0
Supplemental schedule of non-cash investing and
 financing activities



            See notes to condensed consolidated financial statements.
                                                                             F-8

                      COMPOST AMERICA HOLDING COMPANY, INC.

             CONDENSED CONSOLIDATED STATEMENT OF COST OF OPERATIONS
                                   (UNAUDITED)



                                         Three months ended                        Nine months ended
                                             January 31,                               January 31,
                                       1998             1997                    1998                1997
                                       ----             ----                    ----                ----
Cost of goods sold:

  Payroll                         $  612,899          $    0              $  612,899              $    0

  Payroll taxes                       69,798               0                  69,798                   0

  Consultants                         48,224               0                  48,224                   0

  Depreciation                       229,635               0                 229,635                   0

  Equipment rental                   211,790               0                 211,790                   0

  Equipment moves                      2,401               0                   2,401                   0

  Equipment repairs                  196,546               0                 196,546                   0

  Gas and oil                         80,983               0                  80,983                   0

  Hauling                            233,988           5,841                 256,094               7,051

  Insurance                           23,819               0                  23,819                   0

  Landfill costs                     356,603               0                 356,603                   0

  Other direct costs                 146,383               0                 146,383                   0

  Permits                              4,106               0                   4,106                   0

  Rail transportation                993,219               0                 993,219                   0

  Repairs - rail cars                  5,104               0                   5,104                   0

  Union benefits                      52,080               0                  52,080                   0

  Vehicle licenses                     1,481               0                   1,481                   0
                                  ----------          ------              ----------              ------

                                  $3,269,059          $5,841              $3,291,165              $7,051
                                  ----------          ------              ----------              ------
                                  ----------          ------              ----------              ------



            See notes to condensed consolidated financial statements.
                                                                             F-9

                        COMPOST AMERICA HOLDING COMPANY, INC.

      CONDENSED CONSOLIDATED STATEMENT OF GENERAL AND ADMINISTRATIVE EXPENSES
                                    (UNAUDITED)





                                                     Three months ended                            Nine months ended
                                                          January 31,                                  January 31,
                                                    1998               1997                    1998                  1997
                                                    ----               ----                    ----                  ----
Operating expenses:
  Salaries                                      $  392,533           $216,987              $  655,543           $  414,414
  Payroll taxes                                      4,310             11,315                  21,774               12,763

  Advertising                                       34,649                                     71,460
  Amortization                                     388,405             39,600                 409,157               61,574
  Automobile expense                                22,010              2,149                  37,251               10,396
  Bad debt charges                                                                                                  55,384

  Bank charges                                       3,085                670                   5,551                1,791
  Building rental                                   45,435             22,150                  70,960               55,300
  Carting expense
  Computer expense                                                                              8,500

  Consultants                                      355,007            142,936               2,240,842              755,972
  Depreciation                                     339,778             25,190                 433,620               60,138
  Dues and subscriptions                             1,067                120                   3,712                  800
  Employment Services

  Equipment rental                                   8,413                820                  10,971                  820
  Financing fees                                     6,008                                     78,695
  Impairment loss in
   consolidated subsidiary                                                                                         440,955
  Insurance                                          1,563             34,977                  46,524               78,101

  Landlease                                          7,085                                     10,628
  Licenses and permits                               1,245              1,100                   9,471                1,678
  Miscellaneous                                      6,806              1,498                   6,826                2,541

  Office expense                                    23,018                                     38,689                8,231
  Option expense
  Outside services                                     964                710                   1,083                1,394
  Penalties & fines                                                                             7,173
  Postage and deliveries                             1,473              2,410                   8,049                7,797

  Printing                                                              3,560                                       49,232
  Professional fees                                 25,868             56,661                 681,959              413,193
  Repairs and maintenance                           19,077              1,005                  26,052                2,068
  Research and development                                                                     15,000               15,000
  Settlement of shareholder dispute                                                             3,000              500,000
  Sitework                                                              2,126                                        2,126
  Stock expense                                      6,998              1,991                   6,419                7,530
  Supplies

  Taxes, other                                      72,208             32,378                 141,958               82,488
  Telephone                                         37,548             13,099                  54,323               53,268
  Travel and entertainment                          32,782             18,405                 128,135               61,380
  Utilities                                          6,533              3,241                   8,957                6,020
                                                ----------           --------              ----------           ----------

                                                $1,843,868           $635,098              $5,242,282           $3,162,354
                                                ----------           --------              ----------           ----------
                                                ----------           --------              ----------           ----------



            See notes to condensed consolidated financial statements.
                                                                            F-10

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The unaudited condensed financial statements of Compost America Holding Company, Inc. and its Subsidiaries have been prepared pursuant to the rules and regulations of The Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's April 30, 1997 annual report on Form 10-KSB. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998.

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

     The Company will operate a yard waste, vegetative and selected food waste compost facility in New Jersey and will continue the development of its indoor composting projects currently in progress, which will convert organic materials ordinarily disposed of in landfills or incinerators into a valuable end product which is beneficial to the environment.

     The Company transports solid waste and biosolids by rail and truck and is capable of rail-hauling anywhere in the continental United States.

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

     On June 7, 1996, the Company became effective as to its S-1 Registration
      Statement which registered 1,353,100 shares of the Company's common stock solely for selling shareholders.

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

     On November 3, 1997, the Board of Directors adopted a resolution creating a Series C redeemable convertible preferred stock, no par value. The maximum number of shares of Series C preferred stock shall be 91,000 shares. Dividends shall be at the rate of 20% per annum through May 3, 1999 (the "early redemption period"). After the early redemption period, dividends shall be at the rate of 8% per annum. The dividend is non-cumulative, non-compounded payable when and if declared by the Company. Following the last day of the early redemption period, the Series C preferred stock shall be convertible into shares of common stock. The preferred Series C stock is valued at $100 for redemption.

     Of the Series A and Series C preferred stock, Wasteco Ventures Limited received 77% of all authorized shares and Robert Longo received the balance of 23%.

3. Nature of operations, risks and uncertainties:

     The waste management industry in which the Company plans to operate as a processor of municipal solid waste, sewage sludge and commercial organic waste and waste transportation, is highly competitive and has been traditionally dominated by several large and well recognized national and multi-national companies with substantially greater financial resources in comparison to the financial resources available to the Company.

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

4. Principles of consolidation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Compost America Company of New Jersey, Ltd. The following are subsidiaries of the Company: Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc., Monmouth Recycling and Composting Co., Inc., Chicago Recycling and Composting Company, Inc., Miami Recycling and Composting Company, Inc., Compost America Technologies, Inc., Bedminster Seacor Services Miami Corporation, Garden Life Sales Company, Inc., American Soil, Inc., American BIO-AG Corporation and R.J. Longo Construction Co., Inc. Inter-company transactions and balances have been eliminated in consolidation.

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

     D.   June 1, 1997

     The Company entered into a subscription agreement with three individuals entitling each to 5,000 shares of the Company's unregistered common stock at a price of $.50 per share. These same individuals loaned the Company $22,500 each in the form of a convertible note (see note 20).

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

     I.   August 1, 1997

     The Company issued 100,000 shares of unregistered common stock as part of a consulting agreement of which 80,000 shares were issued to Canterbury Company, Inc., and 20,000 shares were issued to Gelvin Stevenson, at a value of $.50 per share.

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

     L.   August 15 and September 13, 1997

     On each date, the Company issued 250,000 shares of common unregistered stock for $2.00 per share and an option for 100,000 shares at $2.00 per share exercisable through July 31, 2002 to Aryeh Trading Corporation. The agreement between Aryeh Trading Corporation and the Company provides for an offering defined in Rule 501 for three units of 250,000 common shares plus nontransferable options to purchase 100,000 restricted common shares at $2.00 per common share, exercisable through July 31, 2002. The price per unit is $500,000.

     M.   August 11, 1997

     The Company issued 35,000 shares of common stock to Robert W. Jones III pursuant to a provision in the consulting agreement dated September 7, 1996. The consulting agreement provided for an annual salary of $75,000 for three years payable $6,250 per month or 15,000 shares of the Company's common stock. In addition, upon execution of this agreement 17,500 shares shall be issued one year from execution of this agreement and an additional 17,500 shares shall be issued two years from execution of this agreement. The Company is to file Form S-8 not later than 10 days after filing the Company's quarterly report on Form 10-QSB for fiscal quarters ending July 31, 1996, July 31, 1997 and July 31, 1998, respectively. Consultant agrees to sell no more than 1,250 of the shares per month the first year and 1,500 of the shares per month in each of the second and third years. To the extent that the proceeds from the sale of the shares in any given month is less than $6,250 the Company will pay the balance to the consultant in cash within 30 days of written notice. Past due amounts shall incur a 1.5% per month late charge. In addition, the consultant is granted an immediately exercisable option to purchase 100,000 shares of the Company's common stock through December 31, 2001 at the following prices: 50,000 at $2.00 and 50,000 shares at $3.00 per share. The consultant is to provide consulting services and advice pertaining to the compost development and business affairs of Newark Recycling and Composting Company and the Company.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Common stock (continued):

     N.   August 18, 1997

     On February 21, 1997, the Company and Tomas Andres Mestre entered into a consulting agreement for 10 years to provide consulting services and advice pertaining to the Company's development of its composting facilities throughout the State of Florida and the Company's business affairs. On August 18, 1997, as part of this consulting agreement, the Company paid the sum of $300,000 by the issuance of 200,000 shares of common stock registered in the consultants name.

     O.   August 18, 1997

     The Company issued 40,000 shares of unregistered common stock to Mark
      Gasarch for legal services valued at $20,000.

     P.   August 18, 1997

     The Company issued 90,000 shares to Ronald K. Bryce in accordance with the Asset Purchase Agreement and subsequently filed an S-8 registration of these shares with the SEC.

     Q.   August 18, 1997

     The Company issued 30,000 shares of unregistered common stock to William
      Stockman at a value of $2.00 per share as a provision of the consulting agreement with Lancaster Consultants, Inc.

     R.   August 18, 1997

     The Company issued 100,000 shares of unregistered common stock to J. Mark
      Strong as a consulting fee for assisting the Company to create a webpage and advise on structuring a preferred stock offering. The stock was valued at $.50 per share.

     S.  September 13, 1997

     The Company issued 250,000 unregistered common shares to Aryeh Trading
      Corporation pursuant to an agreement between these parties.

     T.   September 23 and 25, 1997

     The Company issued shares of common unregistered stock to the following consultants based on the value of services provided by each.

           Richard Kish                 5,000 shares          $ .50 per share
           Robert J. Tardy              6,800 shares          $2.18 per share
           George C. Kane                 200 shares          $1.75 per share


     U.   October 1, 1997

     The Company issued 186,666 shares of common stock to Ira Russack in exchange for $200,000 in notes payable by the Company to Ira Russack due September 1997.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.   Common stock (continued):

     V.   October 6, 1997

     The Company issued 270,120 shares of common stock to Lancaster Consultants, Inc. Of the 270,120 shares, 76,000 shares were issued at $2.00 per share for services as part of the original agreement and a cashless conversion of the 300,000 exercisable options at $1.50 per share at a current market value of $4.25 per share which resulted in a net stock acquisition in the cashless transaction of 194,120 shares.

     W.   October 15, 1997

     The Company issued 150,000 shares of common stock to Harron Transport, Inc.
      at $.50 per share for the issuance of a loan to the Company in November 1997.

     X.   October 20, 1997

     The Company issued 40,000 shares of unregistered common stock at $2.50 per share to Robert and Elizabeth Ebner for a cash payment of $100,000.

     Y.   November 3, 1997

     The Company issued 3,447,182 shares of common stock to Robert J. Longo for the purchase of R.J. Longo Construction Co., Inc. for $1.02 per share.

     Z.   November 3, 1997

     The Company issued 11,490,609 shares of common stock to Wasteco Ventures
      Limited for a cash payment of $11,750,000 or $1.02 per share.

     AA.  January 6, 21, and 22, 1997

     The Company issued 145,000 shares of common stock to various individuals at $1.00 per share for services. The individuals exercised their options at $.01.

     BB.  January 20, 1998

     The Company issued 200,000 shares of common stock to three individuals at $1.00 per share for the purchase of land in Freehold Township, New Jersey.

     CC.  January 21, 1998

     The Company issued 116,991 shares of common stock at $1.86 for payment of dividends on Class A preferred stock. The fair value is estimated to be $217,822.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.  Common stock (continued):

     DD.  January 21, 1998

     The Company issued 20,000 shares of common stock to Bruce Boltuch at $.50 per share for consulting services and financial extension. The stock was valued at $10,000.

     EE.  January 21, 1998

     The Company issued 6,098 shares of common stock to Robert Tardy for services. The fair value is estimated to be $3.06 or $18,660.

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

     C.   November 3, 1997

     The Company entered into a subscription agreement with Robert J. Longo for 39,000 shares of Series A preferred stock of the Company at $35.00 per share.

     D.   November 3, 1997

     The Company entered into a subscription agreement with Wasteco Ventures
      Limited for 130,000 shares of Series A preferred stock of the Company at $35.00 per share.

     E.   November 3, 1997

     The Company entered into a subscription agreement with Robert J. Longo for 21,000 shares of Series C preferred stock of the Company at $50.00 per share.

     F.   November 3, 1997

     The Company entered into a subscription agreement with Wasteco Ventures
      Limited for 70,000 shares of Series C preferred stock of the Company at $50.00 per share.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Preferred stock (continued):

     The Series A preferred stock shall rank superior to the common stock, no par value per share of the Company on a parity with all shares of the Company's Series C convertible redeemable preferred stock. The holders of record of shares of Series A preferred stock are entitled to a cumulative non-compounded dividend equal to 8% per annum, payable when and if declared by the board of directors and upon any exchange or redemption of the Series A preferred stock. Dividend on stock may be paid either in cash, or at the election of the Company, by delivery of additional shares of common stock.

     For the purpose of dividend payments, each share of common stock will be deemed to have a market value equal to ninety percent (90%) of the "average share price" for the ten (10) consecutive trading days preceding the dividend payment date. After November 3, 1999, all dividends on the Series A preferred stock must be paid in cash. Dividends on shares of the Series A preferred stock will be cumulative on a daily basis from the date of initial issuance on such shares of Series A preferred stock.

     Except as set forth in the preceding sentence, unless full cumulative dividends on the Series A preferred stock have been paid, no dividends (other than in common stock of the Company) may be paid or declared or set aside for payment or other distribution made upon the common stock or any other junior stock of the Company or on a parity with Series A preferred stock as to dividends, nor may any common stock or any other junior stock or parity stock of the Company be redeemed, purchased or otherwise acquired for any consideration (or any payment be made to or available for a sinking fund for the redemption of any shares of such stock); provided that any such junior stock or parity stock may be converted into or exchanged for stock of the Company ranking junior to the Series A preferred stock as to dividends.

     Except as provided above and except as otherwise required by New Jersey law, the Series A preferred stock shall have no voting rights.

     In the event of liquidation, dissolution or winding up the affairs of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Company, the holders of shares of the Series A preferred stock then outstanding, pari passu with the holders of shares of Series C preferred stock, shall be entitled to receive, out of the assets of the Company whether such assets are capital or surplus of any nature, before any distribution shall be made to the holders of the common stock or any other junior stock, an amount (the "liquidation preference") per share equal to $100 per share of the Series A preferred stock, plus cumulative and unpaid dividends at the rate of 8% per annum through the date of liquidation, dissolution or winding up, whether or not declared, and no more, before any payment shall be made or any asset distributed to the holders of the common stock or any other junior stock.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Preferred stock (continued):

     Voluntary Redemption

     Subject to the right of the holders of Series A preferred stock to effect an exchange of their shares of Series A preferred stock at any time prior to 5:00 p.m. New York City time on the date fixed for redemption and subject to compliance with the provisions of this Section 6(a), the Company shall have the right, exercisable at any time on not more than sixty (60) days and not less than fifteen (15) days prior to written to the holders of Series A preferred stock (the "Voluntary Redemption Notice"), to redeem all or any portion of the shares of Series A preferred stock at a redemption price for each share of Series A preferred stock to be redeemed (the "Voluntary Redemption Price") which shall equal to the sum of (i) $100 per share, and (ii) all accrued dividends on such share to the date fixed for redemption (the "Voluntary Redemption Date"). If the Company redeems less than all of the outstanding shares of Series A preferred stock on any Voluntary Redemption Date, such redemption shall be effected on a pro-rata basis among the holders of record.

     Mandatory Redemption

     On November 3, 2004 (the "Mandatory Redemption Date"), the Company shall redeem all of the shares of Series A preferred stock than outstanding at a redemption price for each share of Series A preferred stock to be redeemed (the "Mandatory Redemption Price") equal to the sum of (i) $100 per share, and (ii) all accrued dividends on such share to the Mandatory Redemption Date.

     The Series C preferred stock shall rank superior to the common stock, no par value per share, of the Company on a parity with all shares of the Company's Series A exchangeable redeemable preferred stock subordinate and junior to all indebtness of the Company now or hereafter existing and prior to the Series B preferred stock as to liquidation and other payment rights as provided and to any other payment rights as provided and to any other class or series of capital stock of the Company hereafter created, in each case as to dividends and distributions of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

     The holders of record of shares of Series C preferred stock are entitled to a non-cumulative non-compounded dividend as set forth below, payable as, when and if declared by the Company's Board of Directors and upon redemption of the Series C preferred stock. Dividends on the Series C preferred stock shall be at the rate of 20% per annum through May 3, 1999 payable on the earlier of the last day of the early redemption period and the redemption of the shares of Series C preferred stock.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.  Preferred stock (continued):

     After the early redemption period, dividends on the Series C preferred stock shall be at the rate of 8% per annum, payable when and if declared by the Company's Board of Directors, semi-annually by the Company, on June 30th and December 31 of each year. All dividends paid after the early redemption period must be paid in cash.

     The Series C preferred stock shall have the following class voting rights:

     In the event of the liquidation, dissolution or winding up of the affairs of the Company, whether voluntary or involuntary, after payment or provision for payment of the debts and other liabilities of the Company, the holders of shares of the Series C preferred stock then outstanding shall be entitled to receive all of the assets of the Company whether such assets are capital or surplus of any nature. Before any distribution shall be made to the holders of the common stock or any other junior stock, the Series C preferred stockholder is entitled to liquidation preference equal to $100.00 per share of the Series C preferred stock.

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

     2) On October 1, 1996 the Company and individual shareholders agreed to a modified Lock-Up Agreement for shares that they owned for 6 months (October 1, 1996 to March 31, 1997) not to sell their shares. The shareholders and shares are as follows:

                                                            Registered
                        Shareholder                           Shares
                        -----------                         -----------
               William C. Hurtt, Trustee   (A)                 100,000
               William Callari             (B)                  80,000


             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

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

     3) On October 9, 1996 the Company and Bruce Boltuch entered into an agreement for a convertible 10% note for $50,000 payable on April 9, 1997. The note, at the option of the holder, is convertible 30 days prior to the maturity date into unregistered common shares of the Company at a conversion price of $3.00 per principal amount of this note for one share. The note was paid off August 11, 1997. On October 9, 1996, the Company issued a six month $50,000 convertible note at 10% to Charles Lanktree with a maturity date of April 9, 1997. Interest is to be paid monthly. The note is non recourse on any shareholder or officer of the Company and is an obligation of the Company only. The note is convertible 30 days prior to maturity into common shares of the Company at a conversion price of $3.00 per share. The note is collateralized by 20,000 registered shares of the Company's common stock held in escrow. The collateral is transferred if the unpaid principal and unpaid interest are not paid on the maturity date plus 15 days. As of July 31, 1997, the note was unpaid. On May 19, 1997 an agreement to extend the maturity to July 9, 1997 at 12% interest was agreed to. On May 19, 1997, Bruce Boltuch received an option to purchase 7,500 shares of registered tradeable stock at $2.00 per share and 2,500 shares of registered common stock of the Company for granting the extension for payment of the note. The notes were paid off September 24, 1997.

     4) On October 9, 1996 the Company entered into a Lock-Up of Insiders Shares Agreement for a period of 16 months from the date of October 9, 1996. The following is a list of shareholders and their respective shares as per this agreement.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

                  Shareholder                                  Shares
                  -----------                                ---------
          Andrea Wortmann ..........................           150,000
          Robert E. Wortmann, Jr ...................           150,000
          Victor D. Wortmann, Sr ...................           812,500
          Roger E. Tuttle ..........................         2,433,509
          Robert E. Wortmann .......................           802,500
          Victor D. Wortmann, Jr ...................           200,000
          Elizabeth Tuttle .........................           100,000
          Erika Wortmann ...........................           150,000
          Kristie Tuttle ...........................           100,000
          Select Acquisitions ......................         1,308,640
          Susan Ann Curran .........................           200,000
          William Tuttle ...........................           100,000
          Mary Wortmann ............................            40,000
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

          Compost America Holding Company, Inc. entered into an agreement with Berwyn Capital Investments, Inc. which agreed that the Company would pay $120,000 cash portion due (60% of $120,000 by November 24, 1997 and the remaining 40% of the $120,000 within 60 days). The Company agreed to the imposition of the severe penalties, if the Company did not make payments on a timely basis, which included a sequential reduction in the option exercise price (down to one cent per share). The additional issuance of weekly options, and reimbursement of Berwyn Capital Investments, Inc. legal expenses incurred in an action to enforce the November agreement.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

     To date, the Company has not paid any of the remaining $120,000 as scheduled. As a result, weekly penalty options which have been exercising at one cent per share to the principal individuals of Berwyn Capital Investments, Inc.

     The Company has a fair value for the compensation of the stock issued on conversion for the stock at $1.00 per share in exchange for the stock purchased at $.01 per share.

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

           f) The combined investment and advances to American Soil, Inc. was $1,019,248 which was allocated as follows:

          Net assets of American Soil, Inc. ...........     $  158,387
          Value of lease with the Town of
           Freehold which expires April 27, 2004 ......        860,861
                                                            ----------
                                                            $1,019,248

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

     15) On November 21, 1996, Miami Recycling and Composting Company, Inc. paid $1,000,000 to the City of Miami. This fulfills the 30 year "put or pay" contract requirement between the Company and the City of Miami.

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

     18) On January 26, 1998, the Company, Monmouth Recycling & Composting Co., Inc., a subsidiary of the Company, Brownfield Environmental, Inc. and others entered into an agreement to purchase property located on Turkey Swamp Road, Township of Freehold, County of Monmouth, State of New Jersey. Compost America Holding Company, Inc. issued 200,000 shares of its unregistered common stock on behalf of Monmouth Recycling & Composting Co., Inc. to Brownfield Partners with an agreement to repurchase or cause the repurchase. (see 3 below) Brownfield Partners is the assignee of an exclusive and assignable

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

    18)  (continued):

           right (option) from Brownfield Environmental, et al to purchase from Priscilla Mittlemark a certain tract of vacant ground in Freehold containing approximately 15 acres, which option was granted to the Company pursuant to a certain order of and stipulation of settlement dated September 29, 1997. The purchase price of the Company was $60,000, consisting of 1) cash deposit of $50,000 in August 1997 and $150,000 at closing 2) a promissory note dated January 26, 1998 for $200,000 at 8% per annum payable on January 26, 2000, interest compounded monthly and payable at maturity 3) a purchase money mortgage and security agreement dated January 26, 1998 granting a mortgage lien in the property to secure the repayment of all sums due under the note and 4) 200,000 unregistered shares of common stock of Compost America Holding Co., Inc.

      Compost America covenants to cause a third party to purchase the stock or a portion thereof from Brownfield Partners for a period of 1 year from date of settlement under the following conditions:

               1) 10 days advance written notice to the Company to tender stock or any portion thereof.

               2) Brownfield Partners may exercise its rights no more than 3 times during the purchase period (for a total of 6 opportunities to tender the stock for repurchase during the purchase period). On each exercise of this purchase option, Brownfield Partners or any other partner must tender for purchase the lesser of 50,000 shares of the stock or the balance of such partner's remaining stock.

               3) The stock repurchased during the purchase period shall be paid as follows:

                       a)  $1.00 per share up to and including April 26, 1998.

                       b)  $2.00 per share up to and including October 26, 1998.

                       c)  $2.50 per share up to and including January 26, 1999.

                  As a condition of the sale, the seller, Brownfield Partners, agreed to indemnify, defend and hold harmless, the Company from any and all expenses, damages, costs & losses of liabilities without limitation in complying with any environmental laws or Industrial Site Recovery Act.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

     19) On January 23, 1998, the Company resolved to satisfy all of its obligation under the amendment to Asset Purchase Replacement Agreement dated October 2, 1996 with Bio-Services, Inc.

          On October 2, 1996, the Company and Bio-Services, Inc. entered into an amended agreement under an exclusive joint venture wherein the Company and Bio-Services, Inc. were 50% owners in Monmouth Recycling & Composting Company, Inc. and whereas the Monmouth Project located in Howell Township,Monmouth County and subsequently the approvals were cancelled. Compost America Company of New Jersey, Ltd., a wholly owned subsidiary of the Company, entered into an asset purchase agreement dated January 31, 1994 wherein Bio-Services, Inc. agreed to sell its 50% interest in the Monmouth Composting Project for $500,000 plus other terms of compensation. Compost America Company of New Jersey, Ltd. assigned its interest in the asset purchase agreement dated January 31, 1994 to the Company.

          The Company made payments through August 1996 totaling $127,500 toward the $500,000 purchase price with a balance due of $372,500 due to Bio-Services and D.J. Egarian & Associates as specified within an asset purchase replacement agreement dated March 1, 1995. On October 2, 1996, the Company issued 12,500 shares of its unregistered common stock to Bio-Services, Inc. which were to be delivered on or before February 2, 1998 as compensation for the extension on closing on the project.

          The Company is to issue in settlement, $89,375 to D.J. Egarian &
           Associates and two promissory notes to Bio-Services, Inc. of $135,000 and a cash payment of $25,000.

          On January 26, 1998, the Company and Bio-Services, Inc. entered into a letter of intent amending an asset purchase agreement dated January 31, 1994 and amended October 2, 1996 in satisfaction of its obligation to Bio-Services, Inc.

          The Company agreed, in its letter of intent on January 26, 1998, to pay and deliver to Bio-Services, Inc. a) cash of $25,000 b) 12,500 unregistered shares of the Company's common stock and c) two promissory notes in the principal amount of $135,000 each, maturing on June 30, 1998 and December 31, 1998, respectively.

          As of January 31, 1998 none of the above transactions were completed.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

     19) The Company covenants to cause a third party to purchase the stock or a portion thereof from Bio-Services, Inc. for a period up to and including the date that is one year from the date of agreement under the following terms and conditions:

               1) Bio-Services, Inc. will provide no less than 10 days advance written notice to Compost America of its desire to tender the stock of any portion thereof for purchases.

               2) Bio-Services, Inc. may exercise its rights no more than two times during the purchase period and on each exercise of this repurchase option, Bio-Services, Inc. must tender for purchase the lesser of 1) gross shares of the stock or 2) the balance of remaining stock.

               3) The Company shall cause the following amounts to be paid for the stock purchased during the purchase period:

                       a)  $1.00 per share up to and including May 1998.

                       b)  $2.00 per share up to and including November 1998.

                       c)  $2.50 per share up to and including February 1999.

          The consulting agreement dated October 2, 1996 by and between the Company and Michael Marchese shall remain in full force and effect. The agreement provided for a monthly consulting fee of $7,500 from October 2, 1996 to October 2, 1997. The agreement was informally extended to continue the fee of $7,500 per month at the sole discretion of the Company. The accrued fees due at January 31, 1998 amounted to $65,000.

          Additionally, the Company shall pay to Bio-Services, Inc. a royalty of $1.50 per cubic yard of finished compost product marketed by Monmouth Recycling & Composting Co., Inc. and produced at any invessel composting facility to be built on certain real property in Freehold Township which shall be payable quarterly for 10 years after the facility begins operations, provided that the right to receive royalties shall be null and void if construction of the facility has not commenced within 5 years of the date of this agreement.

          This agreement as of March 5, 1998 has not been finalized nor executed by the parties.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.  Agreements (continued):

     20) On November 3, 1997, the Company entered into an acquisition agreement with Robert Longo and EPIC F/K/A R.J. Longo Construction Co., Inc. for 3,447,182 common shares of the Company for 100% of the shares of EPIC. Also issued were 39,000 shares of Series A preferred stock and 21,000 shares of Series C preferred stock with an aggregate value of $6,000,000. The purchase price of the Company was $33,000,000 which was paid by the assumption of equipment debt of $7,056,292, the preferred stock as above and cash of $20,000,000 in exchange for 100 shares of the 1,000 shares authorized of EPIC. The acquisition included net book value of assets acquired of $4,065,756 with an original cost of $17,478,004 and the 15 year, $340 million City of New York contract for biosolid waste removal.

          The acquisition of EPIC included all the assets of EPIC less excludable assets of $3,286,513 and cash as of the closing date in excess of $1,000,000. Also, EPIC will include excess working capital which exceeds a 1.5:1 ratio of current assets to current liabilities, all retainages held by the Bank of New York, all officer loans of $819,000 by Robert Longo and all receivables from affiliates totaling $2,699,826.

     21)  Wasteco Stock Purchase Agreement:

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

     22) On December 3, 1997, EPIC, the Company and Robert J. Longo entered into a promissory note for $1,000,000 at a fixed rate of interest of 10% per annum. Interest commencing on December 3, 1997 and accruing on the 1st day of each month thereafter until paid in full. The balance of principal of this note and all accrued interest hereon shall be due and payable on February 1, 1998 and extended to April 1, 1998. The note is secured by the Company and EPIC, a wholly owned subsidiary of the Company.

     23) On December 30, 1997, EPIC, the Company and Robert J. Longo entered into a promissory note for $650,000 at a fixed rate of interest of 10% per annum, commencing on December 30, 1997 and on the first day of each month, interest in arrears from the preceding month with all accrued but unpaid interest and principle due April 1, 1998. The note is secured by a security agreement dated December 3, 1997.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Consulting contracts:

     A)   Ronald K. Bryce Consulting Agreement:

          On July 1, 1996 the Company entered into a consulting agreement with Ronald K. Bryce to provide consulting and advise in the development of the Company's land application business facilities. The Consultant shall receive $4,000 per month from July 1996 to December 1996 and $6,500 per month from January 1997 to January 31, 1998. Additionally, the Company shall issue 75,000 common shares to be registered before September 1, 1996. Expenses are to be reimbursed not to exceed $1,850 per month without prior approval of the Company.

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

          The consultant will receive 100,000 shares of the Company's common stock to be registered under an S-8 filing and 500,000 stock options exercisable immediately as follows:

           150,000      @      $4.00       Expiration December 31, 2001

           150,000      @       5.00       Expiration December 31, 2001

           200,000      @       6.00       Expiration December 31, 2001


          After exercising his options, the consultant must complete certain mailing of investor packages before his shares would be registered under a Form S-8 filing. Registration of the shares will be in stages, starting immediately upon completion of mailings consisting of 100,000 packages to perspective investors occurring 3 and 6 months after completion.

     C) On October 2, 1996 the Company and Robert F. Young, Jr. entered into a consulting agreement. Robert F. Young, Jr. was the original owner and developer of American Soil, Inc. which on October 2, 1996 was acquired by the Company. The consultant is to assist the Company in the transition of management control of American Soil, Inc. and to provide the following objectives:

               1) Obtain a minimum of a 20 year lease from Freehold Township for a 350-500 ton per day invessel composting facility.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Consulting contracts (continued):

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

          After the term of this agreement, and by mutual consent, the consultant can be engaged at the rate of $100 per hour either in cash or common stock.

          The consultant shall receive reimbursement for expenses not to exceed
           $1,500 per month. In addition the consultant has requested the Company to pay $15,000 per year for three years to Cornell College of Art, Architecture and Planning for research.

          If objective (1) is achieved within 4 months after the beginning of the term, the consultant shall receive a bonus payment of $15,000 in cash and 8,333 shares of common stock of the Company. Additionally if objective (2) and/or (3) are achieved within 4 months after the beginning of the term of this agreement $15,000 in cash and 8,333 shares of common stock of the Company will be paid for each completed objective.

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

              6) Upon the commencement of commercial operations of the North Dade Composting Facility and the commencement of commercial operations of each and every additional facility in Florida, the Company shall grant the consultant options to purchase an additional 75,000 shares of common stock at $2.00 per share for 10 years.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Consulting contracts (continued):

     E) On January 1, 1997, the Company entered into a financial consulting agreement with Lancaster Consultants, Inc. to provide financial consulting services and advice pertaining to the Company's business affairs and in raising debt and equity funding, developing, studying and evaluating financing, merger and acquisition proposals, prepare reports and studies thereon. The agreement is for a term of 2 years. As compensation the Company shall pay the consultant by issuing a stock certificate for 300,000 shares of its common stock valued at $2.50 per share simultaneously with the execution of this agreement. The securities shall be registered on Form S-8 with the Securities and Exchange Commission. On June 20, 1997, the Company amended the consulting agreement and changed the compensation to $200,000, which was paid by the Company by issuing a stock certificate for 100,000 shares of its common stock upon execution of this agreement. The shares shall be registered on Form S-8 not later than 30 days after the filing of the Company's annual report on Form 10-KSB, for the fiscal year ended April 30, 1996. In addition, the Company has granted the consultants immediately exercisable options to purchase 300,000 Rule 144 shares of the Company's common stock through December 31, 2001 at the exercise price of $1.50 per share. All options maybe exercised on a "cashless" basis.

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

              b) Upon closing of a private placement of any equity securities, the Company will pay the consultant 6% of the aggregate gross proceeds. In addition, the consultant shall receive warrants equal to 4% of the common shares or equivalent issued in the private placement at the price of the shares for 5 years.

              c) Upon closing of a private placement of any equity security by investors introduced by the Company, the consultant will receive 3% of the aggregate gross proceeds in cash and 2% of the common shares or equivalent issued in the private placement in warrants.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Consulting contracts (continued):

     G) On June 23, 1997, the Company and Robert Tardy d/b/a Tardy and Associates revised a consulting agreement originally dated December 1, 1995 with the following provisions: 1) The term of this agreement is extended for 3 years commencing January 1, 1997 through December 31, 1999. 2) Consultant will submit monthly invoices to the Company for services rendered on the last day of each month. For the first 40 hours of each month, the Compensation will be $5,000. Excess service shall be paid by the issuance of unregistered shares at the rate of $120 per hour, valued at the closing market price on the date of the invoice. 3) The Company shall reimburse the consultant for actual and necessary costs directly related to services provided. 4) An interest charge of 1% per month on any unpaid balances. On September 9, 1997, the Company issued 6,800 shares of its unregistered common stock at a value of $14,860 at an average price of $2.55 per share. On January 21, 1998, the Company issued 6,098 shares of its unregistered common stock at a value of $18,660 at an average price of $3.06.



11. Development stage company:

     The Company's operations have been centered around its organizing, evaluating and developing the business of converting organic waste into compost and other soil products and the start-up financing of its operations, including the construction of the waste management and compost facility in Newark, New Jersey and other compost facilities throughout the country. From December 17, 1993 through the period ending January 31, 1998 the Company has secured required financing through a S-1 registration statement, various private placement offerings and from the related companies, Compost Management, Inc., Select Acquisitions, Inc. and VRH Construction Corp. The Company has incurred losses in connection with its operations during the development stage of $12,797,882. The Company is no longer in the development stage.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Minority interest in consolidated subsidiary:

     Newark Recycling and Composting Company, Inc. (NRCC) was incorporated in the State of Delaware on May 10, 1994. Compost America Company of New Jersey, Ltd. owns 75% and Potomac Technologies owns 25% of NRCC. The purpose of the Corporation is to continue development activities which were the development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. VRH Construction Corp. is a shareholder in Compost America Holding Company, Inc. and is the exclusive construction manager for the Newark composting facility. Management of the corporation will be by consensus of the Board of Directors. At January 31, 1998, the Company has consolidated the financial statements of Newark Recycling and Composting Company, Inc. with Compost America Company of New Jersey, Ltd. The Company reflects minority interest as an other liability in the balance sheet and as a reduction of net income or net loss in the income statements. The minority shareholder account has been reduced to zero at January 31, 1998 as a result of loss allocations. The Company has increased its portion of losses from subsidiary in excess of capital investment of the minority interest.

     Compost America Florida Company, Inc. was substituted by Miami Recycling and Composting Company, Inc. with Compost America Holding Company owning 80.1% and Tomas Andres Mestre, a consultant located in Miami, Florida owning 19.9% for his services rendered. The purpose of the corporation is to develop a composting facility and other projects and business enterprises in Florida. Mestre shall be paid a management fee equal to 30% of the distributable net income from all Florida facilities.

13. Contingencies and commitments:

     A) The Company leased office facilities under an operating lease in Doylestown, PA. On December 17, 1993, the lease for 6,122 square feet of office space was assumed by Compost America Company of New Jersey, Ltd. The lease expired on June 14, 1994 but was continued on a month to month basis until December 1, 1994. The total rental, including a percentage of maintenance, real estate taxes and insurance, amounted to $59,049 for the period May 1, 1994 to December 1, 1994. The lease was extended to December 31, 1997. As of July 28, 1997 the office space was abandoned and the Company is contingently liable on the lease in the amount of $18,240.

     B) On May 1, 1996 the Company entered into a five year lease agreement for office facilities located at 320 Grand Avenue, Englewood, New Jersey. The Company will pay a rental of $4,000 per month plus electricity and real estate taxes over the base rent.

                    The minimum annual rentals are as follows:

                      April 30, 1998                    $48,000
                      April 30, 1999                     48,000
                      April 30, 2000                     48,000
                      April 30, 2001                     48,000

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Contingencies and commitments (continued):

     C) The Company leases automobiles under operating leases. The lease payments are $1,764 per month for 36 months. The leases commenced on various dates. The minimum annual lease payments during the next year amount to $21,168.

     D) As part of the "Asset Purchase Replacement Agreement" dated March 1, 1995, the Company is contingently obligated to pay an additional $407,500 toward the acquisition of 50% interest in the Monmouth Recycling and Composting Company from Bio Services, Inc. The obligation to pay this amount is based on the "Option Purchase Agreement" with Brownfield Environmental, Inc. to purchase the Township of Freehold property and upon receipt by Compost America Company of New Jersey, Ltd. The purchase is contingent upon local approval from the Township of Freehold and county approval from Monmouth County and the N.J. Department of Environmental Protection for "Inclusion of the project in the Monmouth County Solid Waste
           Management Plan".   The approval would allow Compost America Holding
           Company, Inc. to build an indoor composting facility. Further contingencies require that any remaining governmental, environmental and building permits related to the construction of the "indoor composting facility" be obtained in addition to the closing on the property and the project.

          Through January 31, 1998 the Company has advanced $25,000 towards this balance as an indication of good faith with Bio-Services, Inc.

     E) On October 2, 1996, the Company was assigned a lease commitment with the Township of Freehold, New Jersey for two parcels of land located in the Township of Freehold, County of Monmouth, State of New Jersey. The first parcel is 10.462 acres and the second parcel is 8.296 acres. The lease is for 5 years with a 5 year option to renew the lease. The cost of the lease is 5% of the audited profits, net of income taxes of American Soil, Inc. or a minimum of $4,000 per year, payable quarterly. The property shall be used for receiving, processing and composting organic materials, and wholesale and retail sale of finished horticultural products. Organic materials shall include yard wastes, processing wastes, paper products and wood chips. The Company must maintain $2,000,000 of insurance on the premises.


14. Common stock purchase warrants and options:

     The Company terminated the agreement as to the options remaining to M.H.
      Meyerson & Co. for the 750,000 options unexercised at January 31, 1998.

     The Company entered into an agreement with Berwyn Capital Investments, Inc.
      on December 2, 1996 to raise funds for the Company. Berwyn Capital Investments, Inc. was responsible for a $3,000,000 investment by Paul Harron through Equity Investors of Delaware. The fee for this service was $180,000 and options to purchase 95,000 shares of the Company's common stock at $2.50 per share. The exercise price was subject to downward adjustments as a penalty for failure to timely pay the unpaid cash balance of the fee. Payments were due at closing. As of November 21, 1997, the Company entered into a new agreement; at the date of closing with Equity Investors of Delaware, the Company was to pay $180,000, $60,000 of which was paid previously and 60% of the $120,000

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Common stock purchase warrants and options (continued):

      balance by November 24, 1997 and the remaining 40% of the $120,000 within 60 days. The Company did not make payments on a timely basis and was penalized to reduce the option exercise price from $2.5 to $.01. As a result, the Company additionally has issued to the principals of Berwyn Capital Investments, Inc. on a weekly basis since November 24, 1997, 10,000 shares of common stock as exercised by the individuals holding such options.

     Summary of warrants and options outstanding:

                                                                    Exercise
                                                   01/31/98           Price             Expiration
                                                   --------       ----------            ----------
     Warrants:
     Bedminster Bioconversion Corp                  300,000       $     6.00              03/01/01
                                                    300,000              .83              02/15/00
                                                     60,460             3.00              06/01/99

     David Egarian                                  150,000        1.00/1.17              02/15/00

     Robert W. Jones III                             75,000        1.00/1.17              02/15/00
                                                     75,000             1.17              02/15/00

     B. Michael Pisani                               45,200              .92              06/01/99

     Robert D. Long                                   5,800              .92              06/01/99

     Quirk Carson Peppet                            100,000             2.50              01/24/02
                                                  ---------
                                                  1,111,460
                                                  ---------
                                                  ---------
     Options:

     Robert E. Wortmann                             300,000             2.00              04/23/01

     Victor D. Wortmann                             300,000             2.00              04/23/01

     Roger Tuttle                                 1,000,000             2.50              11/14/00

     Peter Coker                                    100,000             2.00
                                                     50,000             5.00
                                                     50,000             9.00              06/30/01

     Mark Gasarch, Esq.                             200,000             2.50              05/20/01

     Edward Rodriguez                               150,000             4.00
                                                    150,000             5.00
                                                    200,000             6.00              12/31/01

     M.H. Meyerson & Co.                            250,000             3.00              03/31/02

     Mark G. Milask                                  25,000             2.00              03/31/02

     Philip Wagner                                   50,000             2.00              03/31/02

     Dr. Paul Smalheiser                             25,000             2.00              03/31/02

     Donald Kaplan                                  100,000             2.00              03/31/02

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Common stock purchase warrants and options (continued):

     Summary of warrants and options outstanding (continued):

                                                                    Exercise
                                                   01/31/98           Price             Expiration
                                                   --------          --------           ----------
     Options (continued):

     Robert W. Jones III                             50,000             2.00              12/31/01
                                                     50,000             3.00              12/31/01

     Allan S. Miller                                100,000             2.00              07/31/02

     Aryeh Trading Corporation                      100,000             2.00              07/31/02
                                                    100,000             2.00              07/31/02

     J. Mark Strong                                 150,000             2.00              06/20/01

     Berwyn Capital Corporation                      33,334             2.50              01/30/02

     Adam S. Gottbetter, Esq.                        40,000             1.50              06/30/00

     Bruce Boltuch                                    7,500             2.00              05/19/97

     Michael A. Benages                              50,000             2.00              12/31/01

     Jose Ferre                                       5,000             2.00              12/31/01

     Erelio Pena                                      5,000             2.00              12/31/01

     Pedro Roig                                       5,000             2.00              12/31/01

     Julio Rebull                                     5,000             2.00              12/31/01

     Orlando Garcia, Jr.                              5,000             2.00              12/31/01

     Armando Oliveros                                 5,000             2.00              12/31/01

     Anthony Zamora                                   5,000             2.00              12/31/01

     Arsenio Milian                                   5,000             2.00              12/31/01

     Robert T. Schlaak                               10,000             2.00              12/31/01

     Robert J. Longo                                500,000             1.00              09/16/02

     Jay Waxenbaum                                  300,000             1.00              09/16/02

     Kevin Walsh                                    300,000             1.00              09/16/02
                                                  ---------

                                                  4,780,834
                                                  ---------
                                                  ---------

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. Common stock purchase warrants and options (continued):

     The Company has elected to continue use of the methods of accounting described by APB-25 "Accounting for Stock Issued to Employees" which is based on the intrinsic value of equity instruments and has not adopted the principles of SFAS-123 "Accounting for Stock Based Compensation" effective for fiscal year beginning after December 15, 1995, which is based on fair value. There is no significant difference between compensation cost recognized by APB-25 and the fair value method of SFAS- 123. The Company has not recognized compensation on the granting of options or warrants to employees and consultants since the fair value of warrants or options is the same as or less than the exercise price.

15. Related party transactions:

     The Company has various transactions with related stockholders and affiliates of the Company.

     The shareholders of VRH Construction Corp. are also shareholders in Compost
      America Holding Company, Inc. VRH Construction Corp. as of January 31, 1998 has advanced $640,072 to the Company. The amount due is included in a note payable with interest at 10% and was due January 31, 1997. The note has been extended from the original due date to December 31, 1998. In addition, VRH Construction Corp. has advanced additional funds amounting to $3,484,283 at January 31, 1998, of which $1,543,866 is payable at 10%
      due December 31, 1998 and $1,940,417 is interest bearing at 10% per annum and payable on demand. The total loans and notes outstanding at January 31, 1998 amounted to $4,124,355. As of January 31, 1998 the notes and loans were consolidated into two promissory notes, $2,998,688 for Newark Recycling & Composting Company, Inc. (NRCC) plus accrued interest of $775,617; and $1,125,667 for Compost America Holding Company, Inc. plus accrued interest of $225,294. The due date of the two notes is December 31, 1998. All notes are anticipated to be paid back upon completion of the New Jersey Economic Development bond refinancing of the NRCC tax exempt revenue bonds.

     The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc. through Select Acquisitions, Inc., a shareholder in Compost America Company of New Jersey, Ltd. Select Acquisitions Inc. has advanced $78,060 to the Company at January 31, 1998. Bedminster Bioconversion, Inc., an unrelated corporation, received stock purchase warrants as indicated in the notes to consolidated financial statements. There are numerous agreements and intercompany transactions between Compost America Holding Company, Inc. and its subsidiary, Compost America Company of New Jersey, Ltd. and with its related subsidiaries, Newark Recycling and Composting Co., Inc., Gloucester Recycling and Composting Company, Inc. and Monmouth Recycling and Composting Co., Inc. Chicago Recycling and Composting Company, Inc. and American BIO-AG Corporation. At January 31, 1998 all intercompany transactions have been eliminated.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Related party transactions (continued):

     The Company has received a loan from Roger Tuttle, the President of Compost
      America Holding Company, Inc., in the amount of $70,000.

     The Company is obligated on a note payable to John Fetter also known as Foundation Systems, Inc. in the amount of $90,000 plus miscellaneous expenses and advances of $231,159 on behalf of the Chicago Project.

     The Company received advances from Select Acquisitions, Inc. in the amount of $78,060.

16. Employment contracts:

     As of May 1, 1997 Roger Tuttle and the Company executed an amended employment agreement, the terms of which supersede all previous agreements. The term is for seven years effective May 1, 1997. The compensation shall be $350,000 per annum of which $125,000 shall not be paid or accrued until the Company has sufficient cash resources to make payments. There will be annual increases during the term of the agreement based on growth of the Company but not less than the increase in the consumer price index. In addition, Roger Tuttle shall receive an annual bonus based on 5% of the Company's net income up to $25,000,000 and 2% of the excess over $25,000,000. Roger Tuttle shall also receive the following:

          1)   Reimbursement of all business related expenses

          2)   A Company provided automobile.

          3) A one-time signing bonus of $500,000 at such time the Company's common shares have been listed on the "NASDAQ Small Cap Market".

          4)   Medical, health and dental insurance

          5) Option to purchase 1,000,000 shares of common stock at $2.50 per share for five years


     As of January 31, 1998 unpaid accrued wages amounted to $917,250 for all contract employees. Roger Tuttle has the right to convert any amounts due him into unregistered shares of the Company's common stock at $2.00 per share.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16.  Employment contracts (continued):

     The Company modified and amended the employment agreement dated May 1, 1997 with Roger Tuttle. The effective date of this amendment is August 1, 1997. The term of employment is 7 years from August 1, 1997. During the term the executive shall receive a base annual salary of $350,000. Of this $125,000 shall not be paid or accrued until the Company has sufficient cash resources to make this payment. In addition, the executive will receive a bonus equal to 5% of the Company's consolidated net income on the first $25,000,000 and 2% of the excess over $25,000,000. The executive is immediately vested in a 1,000,000 stock option at $2.50 per share. At the discretion of the executive, payment for the option can be in cash or by a "cashless exercise".

     On August 1, 1997, the Company entered into an employment agreement with Allan S. Miller for an executive position in the Company to manage project development and render services required by the Company's President. The term is from the date of the agreement until July 31, 2002. Compensation shall be $150,000 annual salary plus a bonus. The bonus shall be paid for each financial closing, defined as the proceeds or funding sufficient to allow the commencement and ultimate completion of the development, construction and commencement of commercial operations of an in vessel composting facility. The bonus on the first financial closing (either the Miami or Newark Project) is $75,000 and on subsequent financial closings, the bonus is one-tenth of one percent of the project financing amount where he is the project manager as per the employment agreement. The bonus, at Mr. Allan S. Miller's option, shall be paid in cash or in unregistered common shares of the Company, which shall be valued at the greater of $2.00 per share or the average closing sale price of the Company's common shares for the 30 trading days immediately prior to the date of payment of the bonus. In addition, the Company shall issue options to purchase 100,000 unregistered common shares at an option price of $2.00 per share which will vest upon execution of this agreement and expire on July 31, 2002. The employee shall also be entitled to participate in any stock bonus, purchase of option plan, bonus of profit sharing plan, reimbursement of reasonable expenses and an automobile allowance of $600 per month. The employee must also agree to a restrictive covenant for the term of this agreement and for two years after termination, the employee shall assign any future inventions and technical data to the Company as convents to the employment agreement.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

16. Employment contracts (continued):

     On November 3, 1997, EPIC (Environmental Protection Improvement Company), which will be a wholly owned subsidiary of Compost America Holding Company, Inc., entered into an employment agreement with Robert J. Longo, the former owner of EPIC. Mr. Longo will be EPIC's president and chief executive officer for the term beginning November 3, 1997 and ending September 15, 2002. Compensation shall be $325,000 annual salary, plus for each year after April 30, 1998 an annual bonus at the option of the executive, either in cash or unregistered common shares of the Company valued at the greater of $2.00 per share or 80% of the last price of the shares on the date payment is due. The bonus shall be computed to the extent that when the Company's (EPIC) earnings before interest, taxes, depreciation and amortization ("EBITDA") on average assets in any fiscal year exceed 15.2% in such fiscal year, the executive shall be entitled to 10% of such excess.

     As additional compensation, the executive shall be issued, by the Company, options to purchase 1,500,000 unregistered shares of the Company's common stock at an option price of $1.00 per share. The options will vest as follows: 500,000 immediately upon execution of this agreement, 200,000 on September 15, 1998, 200,000 on September 15, 1999, 200,000 on September 15, 2000, 200,000 on September 15, 2001 and September 15, 2002. All
      options not exercised shall expire on September 16, 2002.

     On November 31, 1997, EPIC entered into an employment agreement with Jay
      Waxenbaum who shall be employed as Vice President of Operations for a term ending September 15, 2002 with annual salary of $125,000 and an annual bonus based on above formula after April 30, 1998 at 5%. In addition, the executive is granted options to purchase 300,000 unregistered shares of the Company at $1.00 per share according to the following schedule:

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

     On November 3, 1997, EPIC entered into an employment agreement with Kevin
      Walsh who shall be employed by EPIC as Vice President and Chief Financial Officer for a term ending September 15, 2002 with annual salary of $150,000 and an annual bonus based on above formula after April 30, 1998 of 5% In addition, the executive is granted options to purchase 300,000 unregistered shares of the Company at $1.00 per share vesting immediately with an expiration date of September 15, 2002.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. Income taxes:

     The Company adopted FASB Statement No. 109, "Accounting for Income Taxes" as of its inception date, December 17, 1993. FASB Statement No. 109 is required for all fiscal years beginning after December 15, 1992. This statement requires that deferred taxes be established for all temporary differences between book and tax basis of assets and liabilities. There was no cumulative effect of adoption or current effect on continuing operations mainly because the Company has been in a development stage since inception, December 17, 1993, and has sustained net operating losses during this period. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.

     The Company has a loss carryforward of $14,335,191 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2009 through 2013.

18. Intangible assets:

Restrictive covenant ......................................             $250,000
Trademark costs ...........................................                3,287
Organization costs ........................................                7,081
Deposits ..................................................               73,067
                                                                        --------
                                                                         333,435

Less accumulated amortization .............................               56,078
                                                                        --------
                                                                        $277,357
                                                                        --------
                                                                        --------

19. Note payable, bank:

     The note payable is due to Summit Bank in the amount of $100,000 at 9 1/2% interest payable on demand. The note is currently in default.

20. Notes payable, other:

Carl Jones, American BIO-AG Corp., loan payable,
 unsecured, due on demand .......................................        $75,000

Ron Bryce, American BIO-AG Corp., loan payable,
 unsecured, due on demand .......................................         35,250

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

20.  Notes payable, other (continued):

Brokerage Services Management, Inc., Compost America
 Holding Company, Inc., 10% unsecured note payable
 due on demand ........................................................       27,000

Helen S. Janklow Trust, Compost America Holding Company, Inc., 9%
 convertible note due June 1, 1998 or the first closing of the municipal bond financing for any of the corporations' composting
 facilities ...........................................................       22,500

Richard J. Verge, Compost America Holding Company, Inc., 9% convertible note due June 1, 1998 or the first closing of the municipal bond financing for
 any of the corporations' composting facilities .......................       22,500

Walter W. Peine, Compost America Holding Company, Inc., 9% convertible note due June 1, 1998 or the first closing of the municipal bond financing for
 any of the corporations' composting facilities .......................       22,500

Mark Stella, Compost America Holding Company, Inc.,
 loan payable, unsecured, due on demand ...............................       15,000

Peter May, Compost America Holding Company, Inc.,
 loan payable, unsecured, due on demand ...............................       15,000

Robert J. Longo, Compost America Holding Company, Inc., 10% secured note due April 1, 1998. The note payable is secured by intangibles, cash, claims and accounts and fees payable to the borrower. On
 February 3, 1998 the note was modified to $1,024,445
 of principal and accrued interest ....................................    1,000,000

Robert J. Longo, Compost America Holding Company, Inc., 10% secured note due April 1, 1998. The note payable is secured by intangibles, cash, claims and accounts and fees payable to the borrower. On
 February 3, 1998, the note was modified to $656,861 of principal and
 accrued interest .....................................................      650,000

Equity Investors of Delaware, Inc., Compost America
 Holding Company, Inc., 15% promissory note due November
 1, 1998.  The note is secured by a first mortgage lien
 On real estate and improvements in Newark, New Jersey.
 Additionally, Newark Recycling and Composting Company,
 Inc. executed a collateral assignment consisting of
 permits and contracts ................................................    1,000,000

Andersen, Weinroth and Company, LP, Compost America
 Holding Company, Inc., 10% demand note ...............................      150,000
                                                                          ----------

                                                                          $3,034,750
                                                                          ----------
                                                                          ----------

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

23. Bonds payable:

     The New Jersey Economic Development Authority (the "Authority"), on
      December 30, 1997, issued $90,000,000 of solid waste disposal facility revenue bonds (the "Bonds") . The Bonds will initially be issued with a term ending on the earlier of December 15, 1998 or such earlier date as permitted under the indenture and will bear interest at a rate of 3.95% during the initial term. Thereafter, the Bonds will be converted to weekly bonds, term rate bonds or fixed rate Bonds. During the initial term, First Union Bank, a trustee (the "Trustee") will hold bond proceeds net of underwriters discount plus a company contribution. The total proceeds of $90,000,000, which are undistributed, are being invested to provide for payment of interest to the bondholders during the term, and if necessary, the $90,000,000 is available to pay the principal owed to the bondholders at the end of the initial term.

     PaineWebber Incorporated, as underwriter, sold the Bonds on December 30, 1997. Proceeds derived from the sale of the Bonds were loaned by the Authority to the Company under the terms of a loan agreement, but held by the trustee and invested as described below. The Bonds, with maturity at December 1, 2022, were issued with an initial one-year term requiring redemption at the time of conversion of the Bonds to a weekly mode or December 15, 1998, whichever is sooner. Conversion cannot take place prior to April 1, 1998. At the time of conversion certain conditions must be met as described in the authority's official statement for the Bonds.

     The net proceeds of the Bonds less underwriter's discount, plus an initial contribution paid by the Company equal to the underwriter's discount have been invested in the Project Fund, held by First Union National Bank as Trustee. The amount in the Project Fund was invested with Societe Generale at a term rate of interest of 5.25%. The term interest rate on the Bonds is 3.95%. The Bonds are fully collateralized for both principal and interest by a Master Repurchase Agreement issued by Societe Generale. Both principal and interest for the Bonds are payable at the end of the initial term.

24. Payroll taxes payable:

     The Company is in arrears for prior and current years payroll taxes to federal and state taxing authorities in the amount of $173,687. Of this amount, $162,698 was attributable from the acquisition of American Soil, Inc. Interest and penalties have been accrued on these amounts. The Company and its officers are at risk for payment of taxes under the trust fund recovery systems. The Internal Revenue Service can cause liens to be recorded and judgements to be filed.

                    COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. Long-term debt:

                                            Rate        Current     Long-term       Maturity
                                           -----        -------     ---------      ---------
A)   Teepak, Inc.                        Prime & 2%                $  264,871     Indefinite
B)   Rinker Materials Corp.                      7%   $3,730,871                    04/01/98
C)   Jerry L. Montierth                          7%        7,924      261,499       02/01/15
     Equipment notes:

D)      Center Capital Corp.                 12.34%       14,244       45,082       02/05/02
E)      Concord Commercial                    8.95%       77,406       96,757       04/09/00
F)      AT&T Capital Corp.                   12.53%       29,868       42,324       06/10/00
G)      General Electric Capital             10.75%       18,497        1,541       02/23/99
H)      Orix Credit Alliance, Inc.            9.50%       29,502       14,751       07/20/99
I)      U.S. Bank Corp.                       9.09%      396,096    4,542,058       07/01/03
J)      Textron Financial                     9.09%      226,357      598,785       05/03/01
K)      Textron Financial                     9.09%      168,482      409,410       03/01/01
L)      Textron Financial                     9.09%       50,244      127,446       04/15/01
M)      CIT Group                             8.00%       66,221      156,152       03/10/01
     Notes payable, others:

N)      Mark G. Milask                           8%       25,000                    09/30/98
N)      Philip Wanger                            8%       25,000                    09/30/98
N)      Dr. Paul Smalheiser                      8%       25,000                    09/30/98
N)      Donald M. Kaplan                        10%       50,000                    09/30/98
     Lionhart Global Appreciation

O)      Fund, convertible debenture             10%                   800,000       11/26/99
P)    Due to shareholders                        0%      200,000                    05/12/98
Q)      Brownfield Partners of

         Freehold                                                     200,000       01/26/00
R)      Equity Investments of
         Delaware, Inc.                                             2,000,000       11/01/00
                                                      ----------   ----------
                                                       5,140,712    9,560,676
        Less, unamortized discount                        19,539       25,826
                                                      ----------   ----------
                                                      $5,121,173   $9,534,850
                                                      ----------   ----------
                                                      ----------   ----------

     A) The loan payable to Teepak, Inc. is for advances made to Compost Management, Inc. prior to its merger on December 1, 1994 with Compost America Company of New Jersey, Ltd. which was subsequently assumed by Compost America Holding Company, Inc. for the purpose of obtaining necessary permits for a composting facility in Riverdale, Illinois. The loans commenced on January 11, 1993 with repayment terms as follows:

              1) After permits are issued, Compost America Holding Company, Inc. shall repay the loan in quarterly installments commencing three months after the start up of the facility to the extent of 50% of available cash flow from the facility.

              2) If the facility does not receive the necessary permits by September 15, 1996, the entire amount of the loans will be repaid in 24 equal installments. Any overdue payments shall bear interest at a rate equal to the prime rate plus 2%. As of September 15, 1996 the loan has been extended, indefinitely.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. Long-term debt (continued):

     B) The mortgage payable to Rinker Materials Corporation is secured by land which cost $4,095,838 and is payable on April 1, 1998 with all principal and accrued interest at 7%.

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

     I) Equipment which cost $5,320,499 is pledged as collateral for the note which is payable in monthly installments of $69,000.

     J) Equipment which cost $1,171,335 is pledged as collateral for the note which is payable in monthly installments of $24,830.

     K) Equipment which cost $864,829 is pledged as collateral for the note which is payable in monthly installments of $18,197.

     L) Equipment which cost $260,000 is pledged as collateral for the note which is payable in monthly installments of $5,466.

     M) Equipment which cost $335,439 is pledged as collateral for the note which is payable in monthly installments of $6,802.

     N) Notes payable to the following are due September 30, 1998 and are unsecured:

                          1)     Mark G. Milask
                          2)     Philip Wanger
                          3)     Dr. Paul Smalheiser
                          4)     Donald Kaplan

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. Long-term debt (continued):

     O) On November 25, 1996 the Company issued a convertible debenture for $1,000,000 to Lionhart Global Appreciation Fund under a Regulation D offering. The total offering proceeds amounted to $1,030,000 of which $30,000 was a fee to the agent, Kaplan Gottbetter & Levenson, LLP. The debentures are in 10 units of $100,000 each at 10% with a maturity date of November 26, 1999. The interest is payable monthly, commencing 30 days from the agreement and the notes are redeemable after 90 days at the option of the Company. Pursuant to a registration statement declared effective by the Commission, the Company is required to escrow between 300,000 and 325,000 shares of common stock to secure the payments and these shares are to be held by the escrow agent. The stock pledged shall be without restrictive legend. On May 20, 1997 the security of 300,000 shares was redeemed and the note was reduced to $800,000.

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

          The debentures are automatically converted to each issued and outstanding debenture on the date which is 3 years after closing. Upon 90 days after closing, at the option of the Company, the debentures may be redeemed based on the following schedule:

             Number of days                                         Shares of
            from closing date               Principal              common stock
            -----------------               ---------              ------------
                 90 - 120                  $1,000,000                  80,000
                121 - 150                   1,000,000                 100,000
                150 or more                 1,000,000                 120,000


     P)   The amount due to shareholders is due in one year.

     The maturities of the long-term debt are summarized as follows:

        Year ended April 30,

              1999                                  $ 5,121,173
              2000                                    1,114,450
              2001                                    4,135,618
              2002                                      638,005
              2003                                      568,413
           Thereafter                                 3,078,364
                                                    -----------
                                                    $14,656,023
                                                    -----------
                                                    -----------
                                                                            F-52

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

25. Long-term debt (continued):

     Q) On January 26, 1998, the Company issued a $200,000, 8% promissory note to Brownfield Partners of Freehold, payable on January 26, 2000. The note is secured by a purchase money mortgage and security agreement respecting certain real property located in Freehold Township, Monmouth County, New Jersey.

     R) On November 3, 1997, the Company issued a 10% convertible term loan promissory note to Equity Investors of Delaware, Inc., payable on November 1, 2000. At any time the lender shall have the right to convert the principal amount due into shares of Series B preferred stock of the borrower at a conversion rate of two dollars and fifty cents ($2.50) per share up to a maximum of eight hundred thousand shares (800,000 shares). The note is secured by the real estate and improvements on certain property located in Newark, New Jersey.


26. Impairment of investment in subsidiary:

     The Company has adopted the provision of SFAS-121 effective for fiscal years beginning after December 15, 1995 as required by the Financial Accounting Standards Board which requires recognition of impairment of assets when events and circumstances indicate the carrying amount of those assets will not be recovered in the future. The pronouncement further states that goodwill identified with assets that are subject to impairment loss should be eliminated before the carrying amount of any other assets is reduced.

Basis of acquisition of American BIO-AG
 Corporation .............................                $1,770,730

Net book value of the assets acquired
 (American BIO-AG Corporation) ...........                   854,700

Goodwill (excess of cost over the value of
 the assets acquired) ....................                   916,030

Base of acquisition ......................   $1,770,730

Fair value of investment in American
 BIO-AG Corporation ......................    1,329,775
                                             ----------
Impairment loss ..........................      440,955      440,955
                                             ----------   ----------
Goodwill, net excess value over the assets
 acquired ................................                $  475,075
                                                          ==========

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

27. Subsequent events:

     A) On January 21, 1998, the Company issued 20,000 unregistered common shares of stock to Dr. Bruce Boltuch as compensation for consulting services and loan extension for previous financing. Dr. Boltuch has agreed verbally to lock-up his shares until either the Company's shares are listed on a major exchange or in accordance with Rule 144, whichever is later. The fair value of the stock is $.50 per share or $10,000. In addition, on February 5, 1998, Dr.Boltuch gave a general release of all claims against the Company and other individuals.

     B) On February 13, 1998, the Company entered into a settlement agreement with Ehmann, Van Denbergh & Trainor, a law firm. The Company has agreed to pay $90,097 including interest of $947 on March 2, 1998. As of March 15, 1998 payment has not been made, and Ehmann, Van Denbergh & Trainor has made a motion for judgement in the Philadelphia County Court of Common Pleas Trial Division.

28. Supplemental schedule of non-cash investing and financing activities:

                                                                    Nine             Nine
                                                                    Months           Months
                                                                    ended            ended
                                                                 January 31,      January 31,
                                                                     1998             1997
                                                                 -----------      -----------
      May 31, 1996 issued 200,000 shares of
        common stock in settlement with Select
        Acquisitions, Inc. ..............................                          ($500,000)

      Legal and professional fees .......................                              50,000

      Consulting ........................................                             250,000

      Liquidation of former Select Acquisitions,
        Inc. shareholder disputes for stock of
        the Company .....................................                             200,000

      June 28, 1996 issuance of 305,000 shares
        of common stock in purchase of land
        application assets of R.C. Land Company,
        Inc. by the Company .............................                          ( 762,500)

      Property, plant and equipment .....................                             762,500

      June 30, 1996 and July 30, 1996 issued
        479,304 shares of common stock for
        consulting services .............................                          ( 606,105)

      Consulting services expense .......................                             606,105

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

28. Supplemental schedule of non-cash investing and financing activities (continued):

                                                                   Nine              Nine
                                                                   Months            Months
                                                                   ended             ended
                                                                 January 31,      January 31,
                                                                    1998              1997
                                                                 -----------      -----------
      October 11, 1996 issued 3,000 shares
        for legal services .................................                          (6,000)

      Legal and professional fees ..........................                            6,000

      October 11, 1996 issued 465,000 shares
        of common stock for services and
        outstanding accounts payable .......................                        (722,760)

      Consulting, legal and professional
       fees ................................................                          218,000

      Payment of accounts payable ..........................                          106,760

      Construction in progress, compost
        projects ...........................................                          398,000

      December 1, 1996, issued 256,500 shares
        of common stock for services rendered
        and consulting agreement ...........................                        (421,250)

      Consulting services ..................................                           10,000

      Investment in acquisition of American
        Soil, Inc. .........................................                          397,500

      Newark Project cost ..................................                           13,750

      May and June 1997, the Company issued
        984,436 shares of common stock .....................       ($512,630)

      Consulting services ..................................          489,950

      Payment of accounts payable ..........................           22,680

      August 1997, the Company issued 621,000
        shares of common stock .............................        (600,750)

      Consulting and professional fees .....................          600,750

      September and October 1997, the Company
        issued 238,000 shares of common stock ..............        (244,710)

      Consulting services ..................................          244,710

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

28. Supplemental schedule of non-cash investing and financing activities (continued):

                                                         Nine             Nine
                                                         Months           Months
                                                         ended            ended
                                                       January 31,      January 31,
                                                          1998             1997
                                                       ----------       ----------
Consulting services ..............................     37,500

January 1997, the Company issued 161,098
  shares of common stock .........................   (173,660)

Consulting services ..............................    173,660

January 1997, the Company issued 200,000
  shares of common stock .........................   (200,000)

Acquisition of land ..............................    200,000

29. Earnings per share:

     Primary earnings per share is computed based on the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of the preferred stock, Series B and convertible notes which are considered to be common stock equivalents. Primary earnings per share does not include the preferred stock, Series B and convertible notes because the effect of such inclusion would be to decrease the loss per share. Net loss for the nine months ended January 31, 1998 has been adjusted for the dividends on the convertible preferred stock. The number of shares used in the computations were 35,913,443 in 1998 and 16,545,407 in 1997.

     Following is a recalculation of the weighted average number of shares actually outstanding with the number of shares used in the computations of primary and fully diluted earnings per share:


                                                             1998                 1997
                                                             ----                 ----
         Primary and fully diluted:
           Computed above for primary
            earnings per share ......................     22,955,124           15,806,386
           Stock options ............................      4,780,834            2,700,000
           Stock warrants ...........................      1,111,460              936,460
                                                          ----------           ----------
                                                          28,847,418           19,442,846
                                                          ----------           ----------
                                                          ----------           ----------

                      COMPOST AMERICA HOLDING COMPANY, INC.

                              SEC FILE NO. 0-27832

        REPORT ON FORM 10-QSB FOR THE FISCAL QUARTER ENDED JANUARY 31, 1998

                                  APPENDIX A
                           FINANCIAL DATE SCHEDULE


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION FROM THE UNAUDITED FINANCIAL STATEMENTS OF COMPOST AMERICA HOLDING COMPANY, INC. FOR THE FISCAL QUARTER ENDED JANUARY 31, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


                                                                             AS AT
ITEM NUMBER                   ITEM DESCRIPTION                         JANUARY 31, 1998
------------                  ----------------                         ----------------
5-02 (1)                      cash and cash items                        $     87,825
5-02 (2)                      marketable securities                                 0
5-02 (3) (a) (1)              notes and accounts receivable-trade           3,661,785
5-02 (4)                      allowances for doubtful accounts                      0
5-02 (6)                      inventory                                             0
5-02 (9)                      total current assets                         95,440,947
5-02 (13)                     property, plant and equipment                30,210,915
5-02 (14)                     accumulated depreciation                        796,802
5-02 (18)                     total assets                                147,245,917
5-02 (21)                     total current liabilities                   110,865,632
5-02 (22)                     bonds, mortgages and similar debt             9,534,850
5-02 (28)                     preferred stock-mandatory redemption                  0
5-02 (29)                     preferred stock-no mandatory redemption      11,807,527
5-02 (30)                     common stock                                 29,403,241
5-02 (31)                     other stockholders' equity                  (14,335,191)
5-02 (32)                     total liabilities and stockholders' equity $147,245,917

                                                                             AS AT
                                                                       JANUARY 31, 1998
                                                                       ----------------
5-03 (b) 1 (a)                net sales of tangible products             $          0
5-03 (b) 1                    total revenues                                4,843,157
5-03 (b) 2 (a)                cost of tangible goods sold                           0
5-03 (b) 2                    total costs and expenses applicable to
                                sales and revenues                          3,291,165
5-03 (b) 3                    other costs and expenses                      5,242,282
5-03 (b) 5                    provision for doubtful accounts and notes             0
5-03 (b) (8)                  interest and amortization of debt discount    1,761,766
5-03 (b) (10)                 income before taxes and other items          (5,021,694)
5-03 (b) (11)                 income tax expense                                    0
5-03 (b) (14)                 income/loss continuing operations            (5,021,694)
5-03 (b) (15)                 discontinued operations                               0
5-03 (b) (17)                 extraordinary items                                   0
5-03 (b) (18)                 cumulative effect-changes in accounting
                                principles                                          0
5-03 (b) (19)                 net income or loss                          ($5,361,721)
5-03 (b) (20)                 earnings per share-primary                  ($     0.19)


ITEM 2.    PLAN OF OPERATION

Introduction

For the quarter ending January 31, 1998, with the acquisition of EPIC, Inc. (F/K/A R. J. Longo Construction Co., Inc.), the Company now is generating significant operating revenues from that business, with revenues of $4,523,698 and net income of $822,176 for the past fiscal quarter. However, with regard to its proposed invessel composting facilities, the Company remains a "development stage" company and has not generated significant operating revenues from its inception to date. The Company does not expect to generate any significant operating revenues from invessel composting facilities until the Company has successfully financed, constructed and begun commercial operations of one or more of its compost project facilities currently in development.

Since its inception, the Company has met its liquidity needs from the proceeds of the sale of its common stock and from loans made by directors of the Company, by VRH Construction Corporation, a principal shareholder of the Company whose owners are directors of the Company, and by other individuals and institutions not affiliated with the Company. The Company received $737,154 from private sales of its common stock during the fiscal year ended April 30, 1997, $1,365,860 from private sales of its common stock during the fiscal year ended April 30, 1996, $906,409 from private sales of its common stock during the fiscal year ended April 30, 1995 and $692,000 during the period December 1993 through April 30, 1994. Since April 30, 1997 through January 31, 1998, the Company has raised an additional $16,803,730 through private sales of its common stock. In addition, since April 30, 1997 through January 31, 1998, the Company received $11,727,500 from the issuance of its Series A, Series B and Series C Preferred Stock.

In addition, VRH Construction Corporation made loans to the Company totalling $555,167 during the fiscal year ended April 30, 1997, $2,869,116 during the fiscal year ended April 30, 1996 and $640,072 during the fiscal year ended April 30, 1995. Since April 30, 1997 through January 31, 1998, VRH Construction Corporation has loaned an additional $60,000 to the Company, while other loans to the Company during that same period have totalled $2,892,500.

Total funds raised from the sale of common shares and loans from shareholders from December 1993 through April 30, 1997 are $9,651,578, plus an additional $31,483,730 (including $11,727,500 from the sale of Preferred Shares) since April 30, 1997 through January 31, 1998.

Revenues from operations of invessel composting facilities are not anticipated until 1999 at the earliest, when the Company's initial projects will be fully constructed and operational. Until that time, the Company anticipates that it will need approximately an additional $17 million to meet current debt obligations, provide additional development capital for its various projects and fund ongoing corporate overhead expenses. The Company anticipates that it will be able to secure these funds (1) approximately $8 million from the sale of additional common and/or preferred shares and/or the issuance of additional debt, (2) approximately $3.5 million from development fees and management fees in connection with project financing, (3) approximately $2.5 million in cash flow from EPIC, Inc. and (4) approximately $3 million from the refinancing of existing equipment debt.

The Company does not expect to perform any significant product research and development and does not expect any significant changes in the number of employees in the current fiscal year, except that it acquired approximately 15 new employees as a result of the EPIC, Inc. acquisition set forth above. The Company does expect to commence construction of its Miami, Florida and Newark, New Jersey composting facilities during the next fiscal year.

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

Operating results for the third quarter ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ended April 30, 1998. For further information, refer to the consolidated statements and footnotes thereto included in the Company's report on Form 10-KSB for the year ended April 30, 1997.

                      PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                             None not Previously
                                                        Reported

Item 2. - Changes in Securities and Use of Proceeds

          (a) None

          (b) None

          (c) During the fiscal quarter ended January 31, 1998, the Company sold 15,425,880 shares of its common stock not registered under the Securities Act of 1933, as amended, as follows:


Date          # of Shares        Issued To                          For            Price
----          -----------        --------                          ---            -----
11/03/97      11,490,609 (1) Wasteco Ventures Ltd.                 cash        $20,000,000
11/03/97       3,447,182 (2) Robert J. Longo                       cash        $ 6,000,000
January 1998     145,000     five investors                        cash (3)    $     1,450
01/20/98         200,000     three individuals                    acquire co.  $   200,000
01/21/98          89,993     Wasteco Ventures Ltd.                 stk div.    $   520,000
01/21/98          26,998     Robert J. Longo                       stk div.    $   126,000
01/21/98          20,000     one individual                        services    $    10,000
01/21/98           6,098     Robert J. Tardy                       services    $    18,660


(1)  plus 130,000 Series A Preferred Shares and 70,000 Series C Preferred
     Shares

(2)  plus 39,000 Series A Preferred Shares and 21,000 Series C Preferred
     Shares

(3)  Exercise of stock options at $0.01 per share

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

Item 3. - Defaults Upon Senior Securities                                None

Item 4. - Submission of Matters to a Vote of Security Holders            None

Item 5. - Other Information                                              None

Item 6. - (a) Exhibits                                                   None

          (b) Reports on Form 8-K

     1. A report on Form 8-K dated November 3, 1997 was filed on November 17, 1997 reporting Item 2 (Acquisition or Disposition of Assets),
          Item 5 (Other Events) and Item 7 (Exhibits).

     2. An amendment to a report on Form 8-K dated November 3, 1997 was filed on Form 8-K/A on January 15, 1998 reporting Item 7 (Financial Statements). The financial statements filed were:

          a. Audited financial statements of R. J. Longo Construction Co., Inc. for the fiscal years ended December 31, 1996 and December 31, 1995

          b. Unaudited interim financial statements of R. J. Longo Construction Co., Inc. for the ten months ended October 31, 1997 and October 31, 1996

          c. Form 10-KSB of Compost America Holding Company, Inc. and subsidiaries for the fiscal years ended April 30, 1997 and April 30, 1996 - incorporated by reference as filed with the U.S. Securities and Exchange Commission on August 12, 1997

          d. Form 10-QSB of Compost America Holding Company, Inc. and subsidiaries for the fiscal quarters ended October 31, 1997 and October 31, 1996 - incorporated by reference as filed with the U.S. Securities and Exchange Commission on December 10, 1997

          e. Unaudited pro forma condensed combined financial statements for Compost America Holding Company, Inc. and subsidiaries and
              R. J. Longo Construction Co., Inc. for the interim period ending October 31, 1997, including unaudited pro forma condensed combined statement of operations of Compost America Holding Company, Inc. and subsidiaries and R. J. Longo Construction Co., Inc. as at April 30, 1997

     3. A report on Form 8-K dated December 12, 1997 was filed on December 24, 1997 reporting Item 5 (Other Events) and Item 7 (Exhibits).

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                        COMPOST AMERICA HOLDING COMPANY, INC.
March 23, 1998               (Registrant)



              By /s/ Roger E. Tuttle
                 ------------------------------------------------
                 Roger E. Tuttle, President and Principal
                                  Executive Officer and Principal
                                  Financial Officer


              By /s/ Anthony P. Cipollone
                 ------------------------------------------------
                 Anthony P. Cipollone, Controller (Principal
                                       Accounting Officer)