Form 10KSB40
period 1998-04-30
COMPOST AMERICA HOLDING CO INC
filed 1999-01-28
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         [X] Annual Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the fiscal year ended April 30, 1998

       [ ] Transition Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from _______ to ______

                            Commission File #0-27832


                      COMPOST AMERICA HOLDING COMPANY, INC.
        ................................................................
                 (Name of small business issuer in its charter)

          New Jersey                        22-2603175
----------------------------       --------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)


3000 Hadley Road, South Plainfield, New Jersey         07080
----------------------------------------------     ---------------
(Address of Principal Executive Office)              (Zip Code)

Issuer's telephone number: (908) 668-9335

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

1.   Common Shares, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES   NO X
                                                          ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure WILL be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State the issuer's revenues for its most recent fiscal year:

                                   $9,259,698

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days - $ 26,156,667 (approximate as of July 31, 1998).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.   Common Stock - 41,316,847 shares outstanding as at July 31, 1998.

Documents Incorporated By Reference - None

PLEASE ADDRESS ALL CORRESPONDENCE TO:        Mark Gasarch, Esq.
                                             40 West 57th Street
                                             33rd Floor
                                             New York, New York 10019

                                     PART I

ITEM 1.
DESCRIPTION OF BUSINESS

                                   BACKGROUND

     Compost America Holding Company, Inc., ("Company" or "Compost America" or "CAHC") was incorporated on August 20, 1981 in the State of New Jersey under the name Alcor Energy and Recycling Systems, Inc. ("Alcor") for the purpose of designing, constructing, managing and operating resource recovery facilities. On January 23, 1995 Alcor acquired all of the outstanding shares of Compost America Company of New Jersey, Ltd. ("CANJ"), which had been incorporated on December 17, 1993 in the State of Delaware for similar purposes, and subsequently changed its name to Compost America Holding Company, Inc. The Company conducts its business through development subsidiaries and through its operating company subsidiaries American Soil, Inc., a New York corporation, incorporated on August 6, 1986, Environmental Protection & Improvement Company, Inc. ("EPIC"), formerly know as R.J. Longo Construction Company, Inc., a New Jersey corporation incorporated on February 17, 1971, and GardenLife Sales Company, Inc., incorporated in Delaware on March 1, 1996 to handle sales of compost produced by the Company. The Company has two other wholly-owned subsidiaries, both presently inactive; Compost America Technologies, Inc., incorporated in Delaware on June 15, 1995 to license certain rights to composting technologies and Philadelphia Recycling and Composting Company, Inc., incorporated in Pennsylvania on March 8, 1995. The development subsidiaries include, Newark Recycling and Composting Company, Inc. ("NRCC"), incorporated in Delaware on May 10, 1994, owned 75% by the Company and 25% by Prince Georges Contractors, Inc., d.b.a. Potomac Technologies, Inc. ("PTI"), an unaffiliated company, with NRCC itself owning 100% of American Bio-Ag, and three wholly-owned subsidiaries, Monmouth Recycling and Composting Co., Inc., incorporated in Delaware on May 10, 1994, Chicago Recycling and Composting Company, Inc. ("CRCC"), incorporated in Delaware on August 4, 1995, and Gloucester Recycling and Composting Company, Inc., incorporated in Delaware on August 15, 1994. The Company also owns 80.1% of Miami Recycling and Composting Company, Inc. ("MRCC"), incorporated in Delaware on November 17, 1995, which itself owns all of the outstanding common stock of Bedminster Seacor Services Miami Corporation ("BSSM" or "Bedminster"), a Florida corporation which is developing the Miami Composting Project. Unless otherwise indicated, references to the Company, or Compost America, or CAHC, include the Company and all of its subsidiaries.

     The Company, through its development subsidiaries or their subsidiaries, WILL construct, manage and own "Organic Recycling Facilities". The primary technology to be used is composting. Composting is a method of converting the organic portion of garbage (Municipal Solid Waste -"MSW") and dewatered sewage sludge ("Biosolids") into a peat moss like product with agronomic benefits.
The Company WILL be paid fees ("tipping fees"), just as landfills and incinerators are paid, for receiving and processing the MSW and Biosolids.
The Company also WILL receive revenues from the sale of the compost or other topsoil type products it produces. The Company anticipates that it WILL be competitive with other waste management options by locating its plants convenient to urban centers, thus eliminating the need to use local transfer stations and reducing the transportation costs associated with hauling waste to distant out-of-state landfills. The Company's first two development projects WILL be a fully enclosed composting facility in Newark, New Jersey ("Newark Composting Project"), and a fully enclosed composting facility in Dade County, Florida ("Miami Composting Project").

     The Company's executive offices are located at 3000 Hadley Road, South Plainfield, New Jersey 07080. The Company's telephone number is (908) 668-9335; fax (908) 668-9392.

                             OPERATING SUBSIDIARIES

ENVIRONMENTAL PROTECTION & IMPROVEMENT COMPANY, INC.

     EPIC was awarded a contract in 1990 to transport and dispose of up to 450,000 tons per year of Biosolids from Passaic Valley Sewerage Commission, one of the largest regional sewage authorities in the United States. In preparation for handling such volume of Biosolids, EPIC made a substantial investment in the acquisition of specially designed high-capacity articulated intermodal railroad cars. In late 1997, EPIC agreed to be acquired by Compost America.

     EPIC is in the business of transporting materials by intermodal truck/rail hauling to land application sites for beneficial use and to landfill sites. Its fleet of equipment consists of 150 articulated intermodal railcars which are capable of handling up to six fully loaded containers, 1,300 containers designed to carry Biosolids and other bulk materials, a fleet of trucks for road transportation, and toploaders to load and unload containers on/off railcars. With unit train capability and full railroad interchange approval and authority, EPIC's railcars can freely move from line to line throughout the US.

     EPIC's main loading facility, including some 3,600 feet of rail siding (4,000 feet of staging track available), is a New Jersey Department of Environmental Protection ("NJDEP") 3,400 tons/day, 24-hour day, seven-day week permitted site, Brills Yard in Newark, NJ. The site is used to load and unload containerized material to be shipped to land application sites for beneficial use and landfills for disposal throughout the country. EPIC's Brills Yard in Newark, New Jersey, is one of a kind in the New York metropolitan area and having two rail providers (Norfolk Southern and CSX), is located within ten miles of the major bridges and tunnels from New Jersey and Staten Island to New York City. Permitted beneficial use land application sites are located in Virginia and Colorado.

     Transportation of Biosolids and other materials to remote or specialty purpose disposal sites has become increasingly commonplace in recent years. The increase in the need to transport such waste is mainly attributable to three factors: landfills in and around metropolitan areas are either closing and filling up, restrictions on what can be dumped are being enforced and consistent with general recycling trends, waste, which can be transformed to other beneficial uses, are being recycled.

     Biosolids, which EPIC transports, have been banned from ocean dumping, and now must be beneficially reused. In the northeast, the cost of recycling Biosolids is comparatively high, which allows the Biosolids to be transported to out of state beneficial use application sites.

     EPIC's intermodal transportation system provides a quick, safe, direct, reliable and cost-effective mode of transporting waste material. Unlike the method of using trucks or gondolas where material must be handled several times, EPIC's containers are loaded, sealed, transported, and placed onto rail cars whereby the material does not have to be handled again until the rail cars reach their ultimate destination.

     EPIC, with its years of experience, is positioned to contract a share of the growing market in waste transportation. This is because newer waste disposal facilities are being located much further away from urban centers, the centroid of waste generation, and there are nationwide reductions in landfill capacity and incinerator use in urban areas. In addition to Biosolids, the Company is presently permitted, insured, and engaged in transportation services for non-hazardous low level radioactive material, ash, grit/screenings and municipal solid waste.

     Among its clients are: New York City (a 15-year Biosolids contract), Joint Meeting of Essex and Union Counties, NJ, along with other clients who dispose of incinerator ash, contaminated soils and municipal solid waste.


AMERICAN SOIL INC.

     American Soil, Inc. ("ASI"), an outdoor composting facility located in Freehold Township, Monmouth County, New Jersey, has been in operation since September 7, 1988. Compost America purchased ASI in October 1996, and leases property from Freehold Township for the operation of the composting facility. The Company has acquired additional property adjacent to ASI which WILL be used for expansion.

     ASI currently is permitted to compost leaves, grass and source separated organic waste ("SSOW") including processed food and soiled paper/coated cardboard waste from supermarkets and produce terminals. ASI has embarked on a capital improvement plan to upgrade the site in accordance with an NJDEP Administrative Consent Order issued to the former owner of ASI on August 27, 1993. ASI/Compost America is also negotiating with NJDEP to approve an increase in processing and storage capacity, simultaneous with other changes pursuant to NJDEP amendments to the rules governing the operation of recycling centers promulgated in the New Jersey Administrative Code (N.J.A.C. 7:26) and effective on December 16, 1996.


                            DEVELOPMENT SUBSIDIARIES


NEWARK RECYCLING AND COMPOSTING FACILITY

     NRCC, owned 75% by CAHC and 25% by PTI, is developing the Newark Composting Project on a 12-acre parcel it purchased in the heavily industrialized section of Newark, New Jersey. The current construction schedule, subject to change, is for the completion of permitting, solid waste procurement, construction, start-up and performance testing leading to commercial operation in 2001.

     Significant progress has been made toward securing necessary approvals and permits. Local, county and state permits have been received to process 640 tons per day ("TPD") of material with a maximum limit of 340 TPD dewatered Biosolids. Essex County included the facility in its Solid Waste Management Plan by approval of the Solid Waste

Advisory Committee and unanimous vote of the County Freeholders to process up to 1,200 TPD. It is expected that during 1999 NJDEP WILL issue NRCC a permit to process up to 1,200 TPD of combined SSOW or MSW and Biosolids. The NJDEP has approved NRCC's air permit for 1200 TPD.

     The composting facility design features a large enclosed pre-engineered building including receiving, processing, storage, shipping, maintenance and administration areas and five (5) thermally insulated bio-wet mills ("pulping drums") separate ferrous, non-ferrous, glass and plastic from the organic fraction which is simultaneously being homogenized and size reduced. The separated organic fraction is then composted and cured in agitated troughs. The expansion to 1,200 TPD WILL require only minor additions of equipment, mainly in rolling stock used to move materials in the tipping and load out areas.

     Continuous materials processing is permitted for the project with receiving limited to six days per week. Current design parameters WILL accommodate the required level of maintenance and system performance for permitted and proposed additions to throughput capacity of the facility.

     Completion of the permitting and approvals process is predicated on the project's inclusion in the Essex County Solid Waste Management Plan, and acceptance of that action by the NJDEP. Unanimous approval from the Essex County Utility Authority's Solid Waste Advisory Council was received on November 6, 1996. Final approval came from the Essex County Board of Freeholders on December 26, 1996, including endorsement for an expansion of the processing capacity to 1,200 TPD. Attainment of the county-level approval allowed the application to be forwarded to the NJDEP which in turn accepted the County's action.

     The Company anticipates that Biosolids for the Newark Project WILL come from publicly operated treatment works ("POTW's") facilities operated by various municipalities and regional authorities. The Company is optimistic that its procurement efforts targeting the local Biosolids market WILL provide ample materials to operate the Newark Composting Project at the existing and expanded capacities. The Company's management anticipates that contracts covering required quantities of Biosolids WILL be finalized in 1999.

     Discussions regarding the procurement of SSOW and MSW are in progress with schools, cafeterias, super markets, municipalities and haulers. The Company's management anticipates that contracts covering required quantities of MSW be finalized in 1999.


MIAMI RECYCLING AND COMPOSTING FACILITY

     MRCC is a 80.1% owned subsidiary of CAHC. MRCC's wholly owned subsidiary Bedminster is developing a composting facility on a 39 acre parcel in unincorporated Dade County, eight miles northwest of the Miami Civic Center. Five (5) bio-wet mills and one expansion slot for processing up to 1,100 TPD of MSW, Biosolids and grit have been included in the design of the facility. In November 1996, the Company made a payment of $1,000,000 to secure performance of its obligations under the Restated Agreement with the City of Miami. Under the terms of that Agreement the commencement date of operations for its Miami Composting Project was extended to November 1998. On February

24, 1998 a resolution was proposed and adopted by the City of Miami Commission granting Bedminster an additional extension through October 20, 2000 if the Company, (1) agreed to pay the City an amount equal to the City's recycling costs for each of the two years extension granted; (2) agree that the $1,000,000 previously deposited with the City by Bedminster to guarantee Bedminster's performance of its obligations be released into the City's general fund for the City to use as it deemed necessary; and (3) agree to post a new performance bond or letter of credit to guarantee the performance of its obligations under the Contract. While an amendment agreement memorializing the extension approved by the City in its February 24th resolution has been signed by the Company, the City has refused to sign the agreement. Bedminster has filed a lawsuit against the City seeking a judgment declaring: (1) that the Restated Compost Recycling Agreement of November 30, 1995, as amended by the City's Resolution 98-224 of February 24, 1998 (collectively the "Contract") constitutes a valid and binding contract between the City and Bedminster; (2) the correct amount of the City's recycling costs during the term of the two year extension or a fair and equitable procedure by which that amount shall be calculated; and (3) the completion date for the composting facility, adjusted to take into account the period of time that the City is frustrating Bedminster's performance under the Contract.


     Applications for requisite environmental permits have been filed with the Dade County Department of Environmental Resource Management ("DERM"), the Florida Department of Environmental Protection ("FDEP") and the Army Corps of Engineers ("ACOE"), with final action and approvals expected during 1999.

     The Amendment to the Restated Compost Recycling Agreement signed by Bedminster, but not the City, calls for the City to deliver a minimum 150,000 tons per year of MSW at 2,885 tons per week (i.e., a daily average equal to 411 tons) to the Miami Project. An initial disposal fee of $52 per ton is specified, subject to an escalation that is a function of the Consumer Price Index (CPI) for Miami-Ft. Lauderdale.


CHICAGO RECYCLING AND COMPOSTING FACILITY

     Located in the southern Chicago suburb of Riverdale, the Chicago Recycling and Composting Facility (the "Chicago Composting Project") is expected to begin commercial operation in 2001. CRCC a wholly-owned subsidiary of CANJ, is developing the Chicago Composting Project on a 14.4-acre parcel adjoining the property of a new 1,500 TPD recyclable materials recovery facility ("MRF"). Company plans are to install three (3) bio-wet mills with expansion slots to process a state and locally approved processing capacity of 350 TPD of source separated organic waste and dewatered Biosolids. Local approval has been received to expand processing capacity to 1,000 TPD.


 AMERICAN MARINE RAIL FACILITY

     American Marine Rail, LLC ("AMR") is developing a 5,200 TPD solid waste transfer station in Bronx, New York. AMR also has an option on additional land adjacent to its site which would allow it to expand its capacity to approximately 7,500 TPD. When New York City's Fresh Kills Landfill closes as mandated by City and State of New York requirements the end of 2001, AMR's facility WILL be capable of receiving waste by barge from New York City's existing unique marine transfer station system, compacting the waste and transporting it out of the City by rail. AMR has obtained a long-term landfill disposal commitment to handle its full capacity of waste, but has the option to divert a portion of that waste stream to the NRCC composting facility.

     AMR submitted its permit application to the State of New York in the Fall of 1997, and expects permits to be issued before the end of the first quarter of 1999.

     AMR has responded to a Request for Proposals ("RFP") issued by the New York City Department of Sanitation ("NYCDOS") for a 20-year contract to transport and dispose of up to 11,700 tons per day of the Department's residential solid waste. Thirteen respondents were disclosed by the NYCDOS after the RFP and AMR was 1 of 6 short-listed and interviewed. NYCDOS has subsequently made a preliminary announcement of its intent to negotiate with three (3) vendors other than AMR. NYC officials have indicated that a final decision WILL be made early in 1999. While not chosen as one of the initial three (3) vendors AMR expects to be chosen as a vendor due to advanced permitting and the elimination of all trucking offered by its proposal. As of April 1998, AMR had a site under lease and a permit application submitted.

     The Company recently purchased a 33% interest in AMR and has an option to acquire an additional 33% interest.


                              THE COMPANY'S PERMITS

     The Company believes that the permits it already has acquired, and its now proven ability to acquire necessary permits, reflects the experience and expertise of its management in this unique area of the waste business, and, as a result, provides the Company with an advantage over possible competitors seeking to enter similar geographic markets. The Company further believes that its proven procedures in obtaining permits distinguishes itself from other waste companies which have grown their businesses primarily through acquisitions and not from grass root development. To date, the Company has acquired or is in the process of acquiring the following permits for each of its projects:

NEWARK PROJECT

November 21, 1994--City of Newark grants preliminary approval to build the facility.

January 30, 1995--City of Newark grants final site plan approval to build the facility.

September 26, 1995--NJDEP issues air quality regulation permit controlling emission limits.

October 16, 1995--Application for a Treatment Works Approval for liquid sludge storage and treatment is filed with NJDEP.

October 25, 1995--NJDEP Division of Water Quality issues a New Jersey Pollutant Discharge Elimination System permit for a 680 TPD facility. This permit controls the dewatering, lime stabilization, storage, transfer, composting and distribution of sludge and organic bulking agent.

November 27, 1995--City of Newark Department of Engineering issues a Soil Erosion and Sediment Control permit.

February 26, 1996--Company notified that Final Construction Approval has been authorized by the City of Newark.

August 6 1996--Treatment Works Approval issued.

December 26, 1996--Essex County Solid Waste Plan approval to process up to 1,200 TPD authorized (issued December 30, 1996).

January 1997--Remedial Action Work Plan for site completed. "No Further Action" letter issued by NJDEP Division of Responsible Party Site Remediation on June 11, 1997 evidencing completion and approval of remedial activities.

February 1997--Phase I Environmental Audit update completed.

April 1, 1997--Air Quality Permit Modification issued to allow the processing of 1200 TPD.

April 29, 1997--Stream Encroachment Waiver issued.

June 4, 1997--Authorization for Freshwater Wetlands Statewide General Permit issued.

June 4, 1997--Facility accepted in the State of New Jersey Solid Waste Plan for up to 1200 TPD.

Modifications of NJDEPS permit, Treatment Works Approval and Final Construction Approval required to process additional tons allowed by air permits modification and State and County Solid Waste Plan Approvals. Modification's to be filed in early 1999.

MIAMI PROJECT

County zoning approvals to construct 285,000 ton per year MSW/sludge co-composting project in Northwestern Dade County have been received.

A state composting permit has been received.

An extension of time to hook up to the sewer system has been granted by the Environmental Quality Control Board.

An agreement has been reached with state and federal agencies on a wetland mitigation plan and cost.

The combined state and county air permit application has been submitted and are anticipated to be received during the first half of 1999.

Applications for Class IV, Class VI, Management and Storage of Stormwater (all water management permits), and railroad crossing are to be submitted. Each permit is anticipated to issued in the first half of 1999.


AMERICAN MARINE RAIL PROJECT

AMR submitted its application for permits to construct a 5,200 ton per day marine-to-rail transfer station to the New York State Department of Environmental Conservation ("NYS DEC") pursuant to Part 360 and related sections of the New York State Environmental Conservation Act and an environmental impact analysis under the New York State Environmental Quality Review Act ("SEQR") in November, 1997, and to the New York City Department of Sanitation ("NYC DOS") under the New York City Environmental Quality Review Act ("CEQR") in December, 1997. AMR has and continues to have meetings and communications with the officials and personnel at the NYS DEC and NYC DOS, as well as related agencies. The NYS DEC and NYC DOS and related agencies have initiated a review and analysis of the project and the potential environmental impacts. As of July 30, 1998, no issues have been raised which would lead AMR to believe that there WILL be a determination that the project WILL have no impact on the environment under SEQR or CEQR, or that there WILL be any impediments to issuance of all appropriate and necessary permits. However, until permits are issued no assurance can be given as to the ultimate disposition of the project.


CHICAGO PROJECT

Localapprovals to operate and construct an in-vessel compost facility have been received from Village of Riverdale, Illinois.

December 1, 1995--Illinois Environmental Protection Agency, Bureau of Land, issued a construction and development permit for a facility to compost 350 tons per day of source separated organics and sewage sludge.

January 14, 1997 --Village of Riverdale approved the Host Community Agreement and Real Estate Tax Abatement resolution. The Village of Riverdale Engineer previously had approved the site infrastructure plans.

                                PROJECT FINANCING


In December 1997, the Company closed a $90 million New Jersey Economic Development Authority ("NJEDA") Revenue Bond issue (1-year term) for the Newark Composting Project. In September 1998, CAHC terminated its relationship with PaineWebber Incorporated and on December 1, 1998 CAHC signed a financial advisory agreement with Goldman, Sachs & Co. Thereafter on December 15, 1998, the $90 million NJEDA Revenue Bond issue was remarketed by Goldman, Sachs & Co. The funds are available for the commencement of construction for the Newark Composting Project immediately after the Bonds are converted into long-term Revenue Bonds during the period March 15, 1999 to June 15, 1999 upon satisfaction of certain conditions identified in the Bond Indenture. In addition, the Company anticipates a closing of tax exempt and taxable financings for the Miami Composting Project in 1999, making funds available for the commencement of construction for the Miami Project in 1999.


                           STATE OF THE WASTE INDUSTRY


     The quantity of MSW and Biosolids generated in the United States each year continues to grow while the trends in managing this waste are changing. Landfill capacity in many urban areas of the country continues to diminish due to the stricter regulation of Subtitle D of the Federal Resource Conservation and Recovery Act. Incineration has reached a ceiling in terms of future growth due to environmental (Clean Air Act) and "NIMBY" (Not In My Backyard) concerns regarding the desirability of additional incinerating capacity and future sites. Curbside recycling of plastic, glass, aluminum, ferrous and clean paper materials continues to grow, maturing from source separation regulation to the common daily practice of over 100,000,000 Americans. The source separation and recycling of plastic, glass, aluminum and ferrous materials has, in turn, significantly changed the quality of the remaining organic content, making composting a more efficient alternative to either incineration or to landfilling.

     The "Ocean Dumping Act" banned the disposal of sewage sludge at sea and has instead mandated land based use alternatives. Implementation of the "Clean Water Act" has resulted in dramatic increases in the quantity of clean Biosolids, creating further recycling (composting) opportunities. The growth of recycling and composting can be expected to continue as regulatory, environmental and economic pressures increase. Composting, unlike landfills and incinerators, can be successfully permitted and built in urban America.

     Although the terms MSW, solid waste, garbage and trash are used as general terms, approximately 80% of these wastes are "organic". Solid waste includes the following:

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


SOLID WASTE TRENDS

     Over $35 billion is spent annually to dispose of waste (mostly in the high population areas on the East Coast). The present 210,000,000 tons per year of MSW generated in the U.S. is continuing to grow while disposal options are decreasing in number and becoming more expensive in urban areas. The number of landfills decreased from 30,000 in the 1960's to 4,500 in 1995 and is forecasted to be only 2,500 by the year 2000. Permitting a new landfill is now much more expensive and difficult than previous due to tougher regulations. It is unlikely that new landfills WILL ever again be permitted in urban areas where the generation of organic waste is the greatest. Incinerators are being shut down and new MSW incinerators are not being developed due to overall higher costs and more stringent pollution control requirements for burning and for ash disposal, along with the extreme negative publicity associated with incineration.

     The current 100,000,000 tons of Biosolids produced each year is also increasing due to more stringent water treatment requirements enacted by the U.S. EPA and the Clean Water Act, rising population and more efficient and effective treatment removing a greater percentage of solids from the wastewater stream.

     The Federal Ocean Dumping Ban of 1988 prohibited ocean disposal of all municipal Biosolids after December 31, 1991. As a result, domestic treatment works, which had been ocean dumping, were forced to develop land based management strategies, such as composting, which offered the beneficial use for the Biosolids.

     The Part 258 municipal solid waste landfill regulations of 1993 established minimum requirements for new and existing landfills. These national regulations put new standards in place for landfill location restrictions, operational requirements, design standards, groundwater monitoring, corrective action, closure and post-closure care and financial assurance. The result has been the closure of open dumps and the upgrading of existing facilities. The Company believes that this WILL result in higher landfill tipping fees and reduced capacities in urban areas as substandard facilities must spend money to upgrade, or close.

     The 40 CPR Part 503 regulations of 1993 set national standards for the management of Biosolids. These regulations establish the characteristics that Biosolids must meet for different processes and land application. They also transform the highest quality Biosolids from a waste material, heavily regulated by state and federal law, into a beneficial use product that can move freely in commerce with no regulations beyond the production point. This results in a level playing field throughout the United States for the distribution of compost products to end users.

     The Federal Clean Water Act of 1977 resulted in substantial funding to state and local governments through the "Construction Grants Program" to upgrade domestic treatment works. Through this upgrade, domestic treatment works advanced beyond primary treatment to add secondary microbial treatment and chemical tertiary treatment. This resulted in a production of greater quantities of Biosolids. In addition, under the National Pollutant Discharge Elimination System permit program, industrial pretreatment resulted in substantially cleaner Biosolids which are ideal for composting and use as a landscape/manufactured topsoil product in commerce.

     The cessation of Federal Clean Water Act funding to state and local governments has fueled the movement to privatization for the development of new capacity for Biosolids management, such as through in-vessel composting facilities constructed by the Company.

     The creation of the National Compost Council by Proctor & Gamble and environmental groups in 1990 serves as an independent source of unbiased technical expertise in the composting field. The Council has published significant literature and guidance on proper composting procedures and serves as a national clearinghouse of technical information, bringing a high profile and level of creditability to composting.

     The national proliferation of recycling programs throughout the late 1980's and 1990's have removed the vast majority of inorganic materials from the municipal waste stream. Nearly every state has adopted voluntary, and in some cases mandatory, recycling goals. In all cases, initial efforts focused on newspaper, aluminum cans and glass containers. Many programs have been expanded to capture plastics, tin/bimetal cans, white goods, household hazardous waste, waste oil collection, universal waste and pollution prevention programs help ensure that any materials of concern are managed separate from municipal waste.

     The continuing decline of urban centers led to the development, in the 1980's, of an effort to clean up and make use of the property located at the heart of urban America. These properties are at the center of Biosolids and MSW generation where cities want to increase their tax base and to generate jobs. Unlike incinerators and landfills, the development of in-vessel composting facilities becomes a compatible land use desirable to local governments. Proximity near the source of waste generations also reduces transportation costs and provides economies of scale which make in-vessel composting a competitive desirable waste management method.

DISPOSAL ALTERNATIVES

     INTRODUCTION. Currently, approximately 62% of the solid waste generated in the United States goes to landfills, 15% goes to energy incinerators, 1% to conventional incinerators, and 22% is recycled (source: Annual publication - EPA Characterization of MSW in the USA). These percentages WILL continue to change due to economic, legal and regulatory trends which emerged in the early 1990's.

     SOURCE REDUCTION. Recently, there has been an attempt to emphasize source reduction. However, source reduction is not a disposal alternative. Rather, it seeks to reduce the quantity of the disposable wastes at the outset. Packaging in bulk or leaving grass clippings on the lawn are two examples of proposed source reduction steps. Source reduction WILL most likely not reduce the amount of organic compostables available to the Company, since the materials composted by the Company are not subject to source reduction.

     LANDFILLS. The number of landfills in the United States continues to decline from approximately 30,000 in the 1960's to less than 3,600 today. The continued reduction in the number of landfills WILL result from a combination of factors, including increasingly stringent operating and environmental regulations, renewed enforcement activities and a reluctance on the part of municipalities to permit new landfills.

     This continued closure of existing urban landfills WILL not only have a significant impact on alternative technologies for disposing of organic solid waste, but WILL create a pricing floor allowing for the growth of alternative waste solutions and technologies specifically emphasizing composting. Disposal costs, including transportation, transfer station fees and landfill tip fees, are highest along the eastern seaboard.

     INCINERATION. A volume reduction option for municipal and commercial waste is incineration. There are presently less than 160 waste to energy plants in operation in the United States with a total capacity of approximately 30 million tons per year. Typical plants range from 400 TPD to 2,000 TPD. Incinerators do not dispose of waste, they merely reduce the volume of waste going to landfills, typically by about 90% (75% reduction by weight).

     The use of incineration was the result of increase in tipping fees, the subsidizing of incinerator costs through electrical energy rates, the acceptance of the technologies combined with operating and performance guarantees by large credible companies and reductions in local landfill space combined with pressures by municipalities to cap the escalation of long term MSW disposal costs.

     Local resistance to the development of new incineration plants WILL be a significant deterrent to the growth of incineration. Additionally, the subsidizing through electrical energy rates WILL be eliminated.

     RECYCLING. Recycling is recognized as a waste recovery strategy whereby waste materials are beneficially converted into useful products Initially, recycling included only metals, plastics, glass and some paper. Today recycling includes "organic materials"; which represent up to eighty percent (80%) of the MSW stream. Other than paper recycling, composting is the only viable method to recycle mixed or commingled organic waste materials.


THE NATIONAL MARKET

     Private composting facilities have the economic benefit of two sources of income, one for receiving MSW and Biosolids waste and a second for selling the manufactured compost. The basic composting process has occurred in nature since the beginning of time. The Company utilizes a proven technology employed in Europe for decades that hastens the process by providing optimal composting conditions.

     Budget constraints and the elimination of the U.S. EPA's financial grants programs along with the recent ability to sign long term 10-30 year service contracts have pushed municipalities to privatize their MSW and Biosolids management services to reduce costs and increase efficiencies. Compost America benefits from this industry change toward privatization.

     Organic recycling WILL require the use of in-vessel composting facilities designed to meet all environmental regulations while producing a beneficial use product (compost) using Biosolids and the organic fraction of MSW as the feed stock. The demand for organic recycling WILL be driven by higher tipping fees, reduced local landfill space, higher incinerator costs, recycling mandates and the overall impact of urban development on a nationwide basis.

     The Company believes that the projected increased demand for organic recycling WILL create the opportunity for the Company to expand its existing project base from New Jersey, Chicago, Illinois, and Southeast, Florida, into other major urban areas in the United States. The Company estimates that within the next ten years there WILL be a significant demand for in-vessel composting facilities in areas throughout the United States. Furthermore, given the capital constraints of municipalities, the lack of state or Federal grants or loans, and the pressing need of rapidly satisfying federal and state environmental requirements the Company believes that a significant number of composting facilities can be expected to be privately owned.


THE ENVIRONMENT FOR COMPOSTING IN NEW JERSEY

     In 1993, the New Jersey Department of Environmental Protection ("NJDEP"), issued two comprehensive plans governing the strategy for managing New Jersey's waste through the year 2003. These plans, the "Statewide Sludge Management Plan Update", and the "Solid Waste Management State Plan Update 1993-2002", together with Governor Whitman's current updates, are addressing the major problems in the waste industry in New Jersey. As a result, significant new business opportunities, principally in the area of recycling and composting, have developed. Important highlights of these plans include the following:

     The state must recycle fifty percent of its MSW by December 31, 1995. Through calendar year 1993, the State reported having achieved a 40% MSW recycling.

     New Jersey must cease all waste exports and become one hundred percent self-sufficient by December 31, 1999. Over the past seven years, new in-state capacity and increased recycling have reduced exports from four million to two million tons per year.

     Sixty-one (61%) percent of New Jersey's sewage and two million (2,000,000) tons per year of solid waste which is now exported to other states must be recycled, beneficially reused or disposed of within the state by December 31, 1999.

     Composting is promoted; new incinerators and landfills near population centers are discouraged.

     One hundred sixty-eight (168) landfills, which have been closed, must be re-vegetated. Over 400 additional sites, which closed prior to the State's Sanitary Landfill Closure Statute being passed also, may require re-vegetation in the future.

     Source separated food wastes are now exempt from county regulations.

     Leaves are banned from landfill disposal or incineration statewide and grass is a prohibited waste type for acceptance in some State issued incinerator permits.

     The implementation of these policies, along with the enactment of complementary legislation, has created a fertile environment for the development of in-vessel composting plants. Therefore the Company has targeted one of its initial facilities in the State of New Jersey. Elements of the state's solid waste and sewage sludge management plans include the following:


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

Waste Hierarchy

     The state's solid waste plan is based upon a hierarchy of waste handling and disposal methods. The waste hierarchy, in order of priority, is as follows:

      Source reduction;
      Source separation and recycling;
      Composting of source separated waste;
      Materials recovery systems;
      Solid waste composting;
      In-state landfilling and regional incineration;
      Out-of-the-state landfilling (as a short-term measure only).

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

     Source Separated Organic material is considered a "recyclable commodity" in New Jersey if destined for composting. It can move as a "product in commerce."

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

     From a disposal standpoint, only three facilities exist in the entire northeastern region of the State; two mass burn incinerators and one landfill. The landfill has less than one year of remaining capacity and little chance of being expanded. All other MSW is exported to out-of-state landfills through expensive transfer station operations.

     Distances to major commercial out-of-state disposal facilities are significant from most of New Jersey, and especially from its northeastern area. For example, distances from Newark Landfills in Pennsylvania are 120 to 200 miles round trip. Since distances to commercial out-of-state disposal facilities are too great for direct haul transportation from the northeastern region, the use of expensive transfer stations is required.

     Now that waste flow regulations have been eliminated, the nearest out-of-state disposal facilities are being heavily used beyond permitted and logistical capabilities leading to long lines, time delay and heightened regulatory scrutiny by state and local enforcement agencies. Solid waste haulers are primarily in the "collection" industry. Being able to move quickly in and out of the Company's Newark facility WILL be of great utility to these haulers, for whom "time is money."

     How that waste flow regulations have been eliminated, demand for the use of out-of-state landfills has increased which has lead to an increase in tipping fees. These higher tipping fees WILL be supported by the baseline requirements of the U.S.E.P.A.'s Part 258 landfill requirements

     Most solid waste movement WILL be from northeastern New Jersey and New York City to points west, bringing it past the Company's New Jersey facilities. The Company believes there are no other direct competitors possessing both transportation, composting and marketing capabilities for organic waste at this time. Additionally, the Company has proven capabilities in permitting urban sites and successfully obtaining long-term municipal waste contracts. The Company's management is known as a national leader in the marketing of finished compost


                             THE COMPANY'S RESPONSE


INTRODUCTION

     The Company believes that the Compost Industry has entered into a period that should allow for rapid growth. Economic, legal and regulatory factors have converged to create the impetus for the development of private composting facilities which convert the organic fraction of MSW and Biosolids into a beneficial use product called compost. The Company plans to capitalize on this opportunity by developing company owned composting facilities. The Company expects that its composting facilities WILL have sufficient resources to assure the efficient, effective and cost-competitive production of high quality compost. The Company expects to be able to compete effectively on price with landfills and incinerators and be environmentally superior and acceptable to regulators and the public in that the organic fraction of MSW and Biosolids WILL be recycled into an environmentally safe product (compost).


BUSINESS ACTIVITY

     Compost America WILL develop, permit, build and own both in-vessel and outdoor composting facilities in urban areas where there are significant quantities of organic waste. As these facilities are built the Company WILL be paid a tipping fee, measured in dollars per ton, to recycle MSW and Biosolids, into a beneficial use product called compost. The compost WILL then be sold at a market driven price to landscapers, growers, farmers, and golf courses as a second source of revenue. The

Company expects that the disposal fees or tipping fees that are paid to the Company, alone WILL be sufficient to cover all projected operating and project debt service costs of each facility.

     Currently, the Company has one operating outdoor facility, three in-vessel projects in active development, including one (1) in New Jersey, one (1) in Chicago, Illinois and one (1) in Dade County, Florida. Completion of these indoor facilities is expected in 2000 and 2001 at an estimated cost of over $200 million. Concurrent to the development of these facilities, the Company is undertaking an acquisition program. The next phase of the Company's project development program involves various new projects. Projects from this group WILL be added to the "active" list once financing for the first three projects is finalized and key permits and waste processing contracts for the new locations are submitted.

     Each of the in-vessel facilities WILL be established as separate operating entities, some of which WILL be wholly owned by Compost America. Local partners who significantly contribute to a project's successful development may earn a minority equity interest. The facilities WILL be financed through the issuance of bonds, both tax exempt and taxable status, pursuant to the Federal Tax Code.

     Compost America has acquired significant technical experience in both compost marketing and manufacturing. Principals of Compost America began operations in 1979 with an initial mission of marketing Biosolids compost produced by the City of Philadelphia. During the following 19 years these persons expanded their marketing activities to include the sale of compost produced by other municipalities along with the development of a broad mix of compost based products. The Company became the leading marketer of compost in the United States representing, at that time most of the northeast municipal Biosolids compost producers.

     During this period, over one million cubic yards of compost and compost products were marketed. Its success was highlighted on the prestigious nationally syndicated PBS Nova Science Series.

     The Company uses a combination of proven technologies currently in use at composting plants in Europe and the United States. The Company plans to construct fully enclosed, environmentally sound facilities, each capable of processing 300 to 1,200 tons per day of varying amounts of organic waste and Biosolids. Initial efforts have been concentrated in New Jersey, where a progressive regulatory environment, extensive waste supply and some of the MSW and Biosolid tipping fees in the United States make it a most attractive market for the Company to develop composting facilities and where, in Newark, New Jersey and Miami, Florida, the Company anticipates to commence construction of its enclosed composting facilities. In Florida, the City of Miami has entered into a 30 year "put or pay" waste contract with a corporation which the Company recently acquired, and where the Company, on March 29, 1996, purchased property for which it had received a state composting permit. In Chicago, a site had been optioned and a permit application was filed and a Facility Construction and Development Permit was issued for a composting facility. In January 1998, the Company acuired in Monmouth County, New Jersey, property on which it WILL expand its operating outdoor composting facility.

SUPPORT FROM THE ENVIRONMENTAL COMMUNITY

     Support for composting has been given by such notable organizations as the Sierra Club, National Audubon Society, National Wildlife Federation and the Izaak Walton League of America. Environmental organizations all across the United States have been outspoken proponents of waste reduction and reuse through recycling and composting. These groups have advocated aggressive source reduction measures, toxicity reduction programs, landfill bans and progressively higher recycling targets, including composting. Several of these organizations have provided letters in support for Compost America's composting initiatives, which have been submitted to regulatory groups in conjunction with its permit applications.


                              TEAMING RELATIONSHIPS


     While each of the Company's composting facilities WILL be owned and operated through a different Company subsidiary, the various projects WILL be designed, engineered, constructed by "strategic relationship", non-affiliated entities who are proven leaders in their own core competencies. These strategic teaming relationships either already have executed teaming agreements with the Company, or WILL do so shortly. The Company intends to use the same teaming relationships as it develops its in-vessel composting facilities throughout the United States. The efforts of all project teaming partners are coordinated through the Company, and all technology development, siting, permitting, waste procurement, facility operations, financing and compost marketing WILL be done by the Company itself "in house." The Company's principal teaming partners at this time their core competencies are:

     Composting Facility Consultant - Robert Tardy & Associates
     Biosolids Land Application & Composting - Potomac Technologies Inc Engineer Consultant Specializing in Composting - D.J. Egarian & Associates

     ROBERT TARDY & ASSOCIATES. Robert Tardy is a nationally recognized expert in compost facility design who directed the research, development and publication of The United States Composting Council's COMPOST FACILITY OPERATING GUIDE, which has become a composting industry standard for facility development. Before starting his own consulting business, Mr. Tardy was Director for Composting Services for the Solid Waste Management Group of R. W. Beck. He has significant experience in all aspects of compost facility development, including planning, conceptual design, technological feasibility, design, procurement, construction, and start-up. He also has direct plant operations experience as a result of having managed portions of the operations of the Metropolitan Denver Sewage Disposal District's Biosolids composting facility.

     POTOMAC TECHNOLOGIES. Prince Georges Contractors, Inc. d.b.a Potomac Technologies Inc ("PTI") has successfully performed many contracts related to the operation, maintenance and construction of wastewater treatment facilities. PTI maintains the distinction of being one of the only minority-owned entities in the United States engaged in the business of managing Biosolids. From 1984 to 1991, PTI successfully performed the composting of Biosolids for Washington, D.C. and presently is a subcontractor to a joint venture under contract with the District of Columbia to beneficially use approximately 1,000 wet tons per day of Biosolids through land application. PTI is a 25% equity partner in the Company's Newark Project.

     D.J. EGARIAN & ASSOCIATES. Mr. Egarian specializes in full service professional engineering services for industrial, commercial and public clients, specializing in wastewater, composting, sludge, solid waste, general utilities design and general environmental consultation. The firm was awarded the Grand Award for Engineering Excellence by the N.J. Consulting Engineers Council for the Cape May County composting project.


            DESCRIPTION OF COMPOSTING TECHNOLOGY USED BY THE COMPANY


     Compost America's in-vessel composting facilities WILL utilize a basic three-step process over a 20-40 day period to create high quality compost from incoming MSW and Biosolids, as follows:


GENERAL DESCRIPTION

     Deliveries of carbon-rich MSW, and nitrogen-rich Biosolids are unloaded in an enclosed negative air receiving building (called the "tipping building" or "tipping floor"), inspected, and loaded into large diameter rotating drums made of heavy-gauge steel, called "BIO-WET MILLS", for mixing, homogenization and particle size reduction of the organic material. Compost America uses the best available in-vessel technology to accelerate the aerobic decomposition of the organic materials by resident microorganisms.

     Recyclable metal, glass containers, plastics and other non-compostable inorganic items are mechanically screened from material exiting the BIO-WET MILL, while the remaining finer homogenized organic fraction is transferred into composting tunnels for active aeration and turning. Critical composting parameters, including aeration rate, temperature, moisture content, pH and others, are monitored and adjusted by operations personnel to ensure the destruction of pathogens and the start of the conversion of organic material into humus. Additional composting and curing occur in the aerated/agitated tunnels.

     The coarse compost material exiting the aeration tunnels is size separated again with vibrating and/or rotary screens. The finest fraction is conveyed to an adjacent building for additional final curing. The soil-like finished product (humus) is certified and shipped from the plant in bulk tractor-trailers to designated distributors and end users.

     Compost America uses proven composting technology to accelerate the homogenization process at the same time maximizing the throughput of the waste materials at its plants. The process separates and recovers the inert recyclable/residual materials leading to a superior compost product. The Company uses existing and proven environmental systems to: (1) recycle leachate into the composting process; (2) collect and scrub or filter all process air before venting it to the atmosphere; (3) maintain aerobic conditions with a system of blowers, air channels and computer feedback. The utilization these systems is part of the Company's proactive "good neighbor" policy in each host community.

     Compost America is dedicated to incorporating advanced control technology and systems training of operations personnel to maintain optimal composting conditions. This policy prolongs the life of the capital equipment, reduces long-term costs, and simplifies the process of obtaining agency approvals for facility expansions.


PROCESS DESCRIPTION

     The entire composting process for Compost America's in-vessel plants outlined above takes 20 to 40 days to complete depending on the end users specifications. The duration of critical pathogen reduction and aesthetic improvement processes is dictated by individual states in the facilities' operating permits.

     The biological breakdown of organic material during the composting process results from the actions of bacteria and numerous naturally occurring microorganisms active at different stages of the process. Peak performance of microorganisms can be achieved when the set of essential elements, including supplies of oxygen, nutrients and acidity, are relatively constant. Other parameters, such as temperature, must be preferentially adjusted to satisfy the specific needs of the active organisms to achieve peak activity.


                                COMPOST MARKETING


     The Company's management, based upon 19-years experience as a leading marketer of composted Biosolids Compost, believes that there are enough potential users in each area where a facility WILL be built to absorb the annual production of compost for the next 20 years, and beyond.

     This is also the opinion expressed in much independent analysis and the experiences of compost producers across the country. The most extensive compost use study to date was commissioned by the Procter & Gamble Company for the Composting Council. It was conducted by Battelle Institute assisted by Ron Albrecht Associates and concluded that over 500,000,000 tons per year of compost demand exists in the United States. Practical potential applications for compost were found to be an order of magnitude greater than the amount of compost that WILL likely be produced. While approximately 1,000 million cubic yards (500 million tons) of compost could be used annually, only about 100 million cubic yards (50 million tons) of compost would be produced if all organic wastes were converted to compost.

     The U. S. EPA in its publication, Organic Materials Management Strategy; May 1998 expresses a slightly different but compatible view. The EPA concludes that if all applicable organic materials can be captured for compost, annual compost production would be 33 million tons per year. The EPA continues to say that end-uses for compost in agriculture, silviculture, residential, retail, nursery sod production and landscaping might have a market potential of more than 1.27 billion tons of finished compost.

BENEFICIAL QUALITIES OF COMPOST

     Compost produced from the breakdown of organic materials provide the beneficial qualities of:

     BUILDING SOIL STRUCTURE. Proper physical structure allows a soil to breathe. Adding compost helps to loosen packed soil by opening pore spaces that, like little conduits, transport air and water deep into the soil.

     IMPROVING THE CAPACITY OF SOIL TO RETAIN WATER. Compost holds more moisture than typical soil, which is soaked up like a sponge by the soil/compost mixture and adheres to the soil granules, thereby enhancing soil resilience to drought.

     PREVENTING EROSION. Erosion is normally the end result of a gradual loss of soil fertility. Compost encourages particle aggregation and retards wind erosion as the organic components of compost serve as the glue of soil structure.

     IMPROVING AERATION. Air enhances soil productivity. Sufficient quantities of air must be available in the soil matrix to transform minerals into chemical forms usable by plants. Just as the presence of organic matter enables the soil aggregate to hold more water, it also supports more pore space and helps prevent compaction over time.

     ACTING AS A FERTILIZER. Naturally occurring macro- and micro-nutrients along with secondary elements in compost are delivered to the plant for optimum growth.

     NEUTRALIZING HEAVY METAL SOIL TOXINS. Organic matter has a high capacity to fix heavy metals in soil particle matrix. This ability to retain heavy elements over extended periods of time, and gradually to release them to the plant, is one of the most important benefits of organic matter in soils.

     ACTING AS AN ACIDITY BUFFER. Compost in the soil matrix helps plants overcome pH levels that are either too high (alkaline) or too low (acidic).

     NEUTRALIZING CHEMICAL CONTAMINATION. Recent studies have documented the ability of mature compost to neutralize pesticide, herbicide and hydrocarbon contaminated soils. In a recent project 14,000 tons of explosive laden soils at an army depot were mixed with specific recipe compost. At the conclusion of the project over 75% of soil samples indicated that explosives had been mitigated to below detectable levels. Bio-treatment of chemically contaminated soils are far less expensive than alternate methods of remediation and produce an end product which actually has value added compared with landfilling, incineration or solidification of toxic soils.

     HABITAT RESTORATION. "Organic matter in the soils of wetlands in the United States has decreased steadily over the last three centuries. According to Dr. Donald Hey, an expert in flood plain management, over 100 million acres of U. S. wetlands have been drained and our watersheds now contain only about half the amount of organic matter they contained in the 17th century. As a result, annual floods have worsened, ground water quality has deteriorated, and wildlife diversity has declined. Compost, with its high organic content, can absorb up to four times its weight in water and can replace essential organic material in wetlands."1 Studies indicate that use of compost yields superior growth, higher survival rates and protection from erosion in wetlands areas, areas of reforestation and renewal of animal habitats.

     DISEASE CONTROL IN PLANTS. Compost can control diseases in plants and help prevent crop losses by competing for nutrients with disease causing plant pathogens, producing antibiotics as a byproduct of microbial activity, acting as a direct predator of plant pathogens and stimulating innate disease resistant genes in plants.


END USES FOR COMPOST

     Compost America WILL utilize the services of its wholly owned subsidiary, GARDENLIFE Sales Company, as the exclusive contractor for the marketing of all of the compost produced by its facilities and others.

     All of the compost produced at Compost America facilities WILL be marketed for beneficial use to a variety of users including:

     Landscape Contractors WILL use compost as a replacement for topsoil, mulch and peat products in construction and maintenance projects.

     Golf Courses WILL use compost for mulch, fairway to dress, general landscaping and compost mixes for tee construction.

     Grounds Superintendents WILL use compost for mulch, general landscaping and topdressing of athletic fields.

     Professional Growers WILL use compost and compost mixes for use in potting soils.

     Garden Centers WILL use compost for mulch, general landscaping, and manufacturing topsoil.

     Topsoil Distributors WILL use compost for use as a component of "manufactured" topsoil.

     Farmers WILL use compost for field application as a source of organic matter and fertilizer.

     Land Reclamation, Landfills, mines and quarries WILL use compost for use as a soil amendment in closure projects.


FACILITIES SITINGS AND PERMITS

     Most aspects of location, construction and operation of composting facilities are regulated by the states and subject to state and Federal

----------

1 INNOVATIVE USES OF COMPOST REFORESTATION, WETLANDS RESTORATION, AND HABITAT REVITALIZATION; United States Environmental Protection Agency publication EPA530-1-97-046, October, 1997.

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


                                    EMPLOYEES


Compost America consists of 64 full-time employees. The breakdown is as follows:


Category                                               Employees
--------                                               ---------

Corporate Management                                       4
Subsidiary Management                                      4
Project Development Management                             1
Operations                                                54
Compost Marketing                                          1


ITEM 2.
DESCRIPTION OF PROPERTY

     The Company leases its new 5,500 square feet of executive, finance and accounting offices at 3000 Hadley Road, South Plainfield, New Jersey 07080, from an unaffiliated retail agent for $7,862 per month (including utilities).

     In December 1995 Newark Recycling and Composting Company, Inc. purchased a 12 acre site in the East Ward of Newark, New Jersey at the convergence of Routes 78, 1, 9 and the New Jersey Turnpike on which the Newark project WILL be located. Through its wholly owned subsidiary, American Bio-Ag, approximately 300 acres of land is owned in Bowie, Arizona.

     On March 29, 1996 the Company purchased 40 acres in northwest Dade County, Florida, where it plans to commence construction of its Miami compost facility. The property is strategically located just off the Florida turnpike and the site has rail access.

     On July 19, 1996 Chicago Recycling and Composting Company, Inc., executed the Third Amendment and Extension of Conditional Agreement of Sale with the Indian Harbor Belt Railroad Company. This agreement has terminated. However, based upon conversations between the Company and Indian Harbor Belt Railroad Company the Company expects to have it reinstated in 1999. The Chicago site is 14 acres and located adjacent to a 1,000 ton per day Material Recovery Facility ("MRF"). The Company along with the MRF owner have made significant site and infrastructure improvements which when added to the local approvals shall facilitate the development of the enclosed compost facility. On March 20, 1996 Chicago Recycling and Composting Company, Inc. and Hub Cap City entered into a lease agreement for the premises located at 13831 Ashland Avenue, Riverdale, Illinois 60627. The lease is for a term of 36 months beginning on the date Chicago Recycling and Composting Company, Inc. purchases the property. The lease WILL automatically renew for a period of three years unless terminated. The lease payment is $500 per month for a total of $6,000 annually, any renewals to be on the same terms. On December 31, 1996 the Company's Conditional Agreement of Sale with the Indiana Harbor Belt Railroad Company terminated. The Company believes that it can amend its Agreement a fourth time with Indiana Harbor Belt Railroad. If the Company is unable to retain the use of this property, it WILL seek an alternative site with no assurance that it can do successfully.

     On October 2, 1996 the Company was assigned a lease commitment with the Township of Freehold, New Jersey for two parcels of land located in the Township of Freehold, County of Monmouth, State of New Jersey. One parcel consists of
10.462 acres and the second parcel consists of 8.296 acres. The lease is for 5 years with a 5 year option. The cost of the lease is 5% of the audited profits, net of either state or federal income taxes conducted on the above described premises or a minimum of $4,000 per year, payable quarterly. The property shall be used for receiving, processing and composting organic materials, and wholesale and retail sale of finished horticultural products. Organic materials shall include yard wastes, processing wastes, paper products and wood chips. The Company must maintain insurance on the premises. Additionally, the Company purchased in January 1998, 15-acres of undeveloped land adjacent to the leased property. This site WILL be used as a storage area for finished compost and may be later developed as a compost facility, subject to land approvals and permits from local, state and federal agencies.

     EPIC has a 15-year lease with Conrail for their intermodal waste hauling business. The site is located on Avenue P, Newark, New Jersey off the New Jersey Turnpike Exit 15E. EPIC's state of the art terminal is a fully licensed NJDEP intermodal container facility. The Brills Yard facility is permitted for 3,400 TPD with 24-hour service. This facility is completely paved with 24-hour lighting and 3,600 feet of loading track along with 4,000 feet of "staging" track available. This staging feature permits a unit train capability at Brills Yard, a feature which does not exist in many northeast locations. This facility is a convenient location with easy access to both the NJ turnpike, Route 1 & 9 Interstate 78 and Interstate 80. EPIC has operated from this site since 1991. EPIC has a long-term lease to operate their business from Conrail. EPIC owns a 40-acre intermodal facility in Tyler, Texas. The Tyler yard operates with 4,000 feet of active track with extensive expansion capabilities. The property has been improved with perimeter fencing, roads, and a 2000 sq. ft office building. EPIC acquired a 13.59-acre site located at Carlton, Prowers County, Colorado adjacent to a rail siding. The site is permitted for accepting Biosolids for beneficial use. EPIC paid for the modernization of the rail siding which was required by the Burlington Northern Santa Fe Railroad. The site was approved by New York City in accordance with EPIC's long-term contract with the New York City DEP.

ITEM 3.
LEGAL PROCEEDINGS


     There are no material legal proceedings in which the Company is involved except as set forth below.


1. Bio-Services, Inc., a New Jersey Corporation, Plaintiff v. Compost America Holding Company, Inc., a New Jersey Corporation and Monmouth Recycling and Composting Company, Inc., a Delaware Corporation, Defendants, filed on September 4, 1998 in the Superior Court of New Jersey, Chancery Division, Monmouth County, Docket No. MONC 224-28.

      This is a claim for alleged breach of contractual obligations, seeking damages in excess of $300,000, plus interest, expenses and other relief. The Company has filed an answer denying all liability as asserted in the Complaint and intends to contest this matter vigorously.

2. Bedminster Seacor Services Miami Corporation, Plaintiff, vs. The City of Miami, a political subdivision of the State of Florida, Defendant, filed on September 4, 1998 in the Circuit Court of the Eleventh Judicial Circuit of Florida, in and for Miami-Dade County Case No. 98-20458 CA-32. This is an action by Bedminster, a subsidiary of the Company's subsidiary, Miami Recycling and Composting Company, Inc., seeking a declaration of its rights and obligations under its Restated Compost Recycling Agreement to construct and operate a $60 million solid waste composting facility. Bedminster has filed a lawsuit against the City seeking a judgment declaring: (1) that the Restated Compost Recycling Agreement of November 30, 1995, as amended by the City's Resolution 98-224 of
      February 24, 1998 (collectively the "Contract") constitutes a valid and binding contract between the City and Bedminster; (2) the correct amount of the City's recycling costs during the term of the two year extension or a fair and equitable procedure by which that amount shall be calculated; and (3) the completion date for the composting facility, adjusted to take into account the period of time that the City is frustrating Bedminster's performance under the Contract. The Company believes that the City's refusal to recognize the rights and obligations of Bedminster under this Restated Agreement resulted in the Company's loss of a previously committed $6.25 million dollar loan from a major national insurance/engineering company.

      The City has moved to dismiss the Complaint. Bedminster has filed a memorandum of law in opposition to the City's motion. The City's reply memorandum is due on January 26, 1999. This motion to dismiss, and any pending discovery motions, will be heard by the Court on February 2, 1999. The case has been set for a non-jury trial the week of July 26, 1999. The Court also has ordered the parties to mediate the case, a standard procedure in Florida. No date has been set for the mediation conference.

      Bedminster intends to vigorously prosecute this suit, and it is anticipated that the City intends to vigorously defend this suit and to deny that the Restated Compost Recycling Agreement was extended, as claimed by Bedminster. Neither the Company nor Bedminster can predict the outcome of this litigation at this time.

3. Kaplan Gottbetter & Levenson, LLP and Adam S. Gottbetter, Plaintiffs, vs. Compost America Holding Company, Inc. Defendant, filed on December 14, 1998 in the United States District Court, Southern District of New York. This is an action alleging breach of a consulting agreement and seeking compensatory damages in excess of $1,000,000. The Company intends to file an Answer denying all liability and intends to contest this matter vigorously.

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

                                     PART II


ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's shares of Common Stock presently are being traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "CAHC". The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for these shares. Such prices necessarily reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                       Quarterly Common Stock Price Range


                                 HIGH BID    LOW BID
                                 --------    -------
1996/1997:
Quarter ended 7/31..............  $5.50       $4.38
Quarter ended 10/31.............  $5.25       $4.13
Quarter ended 1/31..............  $5.00       $3.13
Quarter ended 4/30..............  $3.88       $1.72

1997/1998:
Quarter ended 7/31............    $2.50       $1.13
Quarter ended 10/31...........    $4.25       $1.00
Quarter ended 1/31............    $3.69       $1.63
Quarter ended 4/30............    $2.31       $1.31


     As of July 31, 1998, there were approximately 382 holders of record of the shares of the Company's Common Stock.

     To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future WILL be limited by preferred stock issuances and may be limited by future preferred stock issuances or by lenders.

     During the fiscal quarter ended April 30, 1998, the Company issued 164,166 shares of its common stock, without registering the securities under the Securities Act of 1933, as amended, to 7 individuals for services rendered valued at prices ranging from $1.25 to $1.35 per share. There were no underwriters involved in the transaction, and no underwriting discounts or commissions. In light of the small number of purchasers and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.

ITEM 6.
PLAN OF OPERATION

As of April 30, 1998, the Company had a working capital deficit of $5,728,624 and an accumulated deficit of $23,420,952. Included in the working capital deficit is $1,642,768 for the current portion of long-term debt and notes payable. Since April 30, 1998, the Company has received extensions for the original maturity terms to dates after April 30, 1999 on several accounts payable, accrued expenses and debt obligations, primarily amounts due to related parties (who also are shareholders of the Company), and such extended terms are reflected in the financial statements. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of compost projects, for working capital and for capital expenditures. The Company expects that adequate financing will be available to fund the Company's working capital needs and to fund the required debt payments. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely effected.

As a result of the acquisition of EPIC, a wholly-owned subsidiary, the Company is no longer considered as a development stage company. For the year ended April 30, 1998 the Company's consolidated revenues were $9,259,698 and it had a net loss (prior to preferred stock dividends and accretion on preferred stock totaling $3,047,178) of $11,618,126. The Company's consolidated revenues for the previous year ended April 30,1997 were $147,466 and it had a net loss of $5,921,603. EPIC's revenues for the period from the acquisition date (November 3, 1997) to April 30, 1998 were $8,853,266 and EPIC had a net loss of $2,780,021 for this period. However, EPIC's income before interest, income taxes, compensation for stock options, depreciation and amortization was $1,035,221 for the period. The Company's net loss for the year ended April 30, 1998 increased from the prior year due primarily to certain additional expenses related to various professional service activities which were incurred and additional expenses as a result of the acquisition of EPIC. Included in the EPIC net loss noted above was compensation for stock options of $2,320,500 which related to the vested stock options granted to certain employees of EPIC in connection with employment agreements entered into as part of the acquisition. In addition, the EPIC net loss reflects a significant amount of amortization and depreciation expense totaling $1,950,442 which is due primarily to the application of purchase accounting and the associated intangible asset recorded related to the EPIC fifteen year New York City DEP Contract and a stepup to fair market value for the EPIC property, plant and equipment.

     During the year ended April 30,1998, the Company received services from various professionals and firms in working on several potential financing transactions, development activities, acquisition related activities, investor relations, various legal maters, engineering and technical consulting and other administrative matters which increased from the prior year. A portion of these services have been capitalized as appropriate, however, a significant portion of these costs were expensed as incurred. These services were funded as required with cash, issuance of common stock, issuance of common stock options or a combination of these funding options. Interest expense increased over the previous year by $1,252,049 as the Company increased its debt to finance its ongoing activities during the current year while carrying the interest cost of the majority of the prior year loans as well.

     Upon the anticipated financial closing of financing for the construction of the Company's in-vessel composting facilities in Newark, New Jersey and Miami, Dade County, Florida, it is anticipated that a portion of the previously financed project costs will be repaid to CAHC, which will be used to fund future development activities and planned company growth, as well as general and administrative expenses. The financings should occur when all of the required permits are obtained, a certain percentage of long-term waste procurement contracts are executed providing adequate debt coverage ratios, and the final construction cost contract for these facilities are executed with its general contractor. It is anticipated that the financing of both the Newark and Miami Projects can be closed in calendar year 1999. Significant future Company consolidated revenue generated from in-vessel compost operations is not anticipated until 2001.

     In June, 1998 EPIC, closed a collateralized equipment loan in the amount of $10,000,000 with a national leasing company. The loan was further secured by a guarantee from the Company. The majority of the loan proceeds were used to refinance EPIC's existing debt.

     In November 1998, the Company and its subsidiary, MRCC, and its wholly owned subsidiary BSSM, closed a $10,500,000 loan provided by an existing institutional stockholder of the Company. These funds were applied substantially to repay MRCC's note and mortgage related to the purchase of the Miami-Dade County 39-acre compost property in the amount of $4,612,000 and redemption of the Company's common stock owned by an affiliate of the lender in the amount of $3,000,000.

     Since its inception, the Company has continuously met its liquidity needs primarily from the proceeds of the sale of its Common and Preferred Stock, loans made by affiliates, including directors and principal shareholders, and other unaffiliated individuals and institutions. The Company, for the past 4 years, has demonstrated its ability to attract capital when needed to implement its Business Plan. For the period May 1, 1997 through April 30, 1998 the Company secured funding through various private placements from related and unrelated parties, specifically, $13,306,144 from the sale of common stock, $10,016,224 from the sale of Preferred Stock and $5,861,606 from loans. The Company for the fiscal year ending April 30, 1999 projects a total cash flow requirement of approximately $28,800,000 to meet current obligations, and provide additional development capital including ongoing corporate overhead and refinance existing loans.

     For the period May 1, 1998 through December 31, 1998 the Company secured additional funding through various private placements from related and unrelated parties, specifically, $779,500 from the sale of common stock, and $22,610,625 from loans (of which $10,000,000 and $10,500,000 are discussed above) of which $14,612,000 was used to repay existing debt and $3,000,000 was used to repurchase outstanding common shares. The Company expects that adequate financing will be available to fund the Company's working capital needs and to fund the required debt payments. The Company does not incur any significant product research and development expenses, and the Company does not expect significant changes in its number of employees.

     During the past 12 months, the Company has executed two long term (15 year and 10 year) municipal biosolids contracts. Should the Company be successful issuing its Corporate Revenue Bonds, securing a bank credit facility and securing certain surety bonding capabilities, it plans to actively seek to acquire existing related operating businesses that will continue to strengthen the Company's operating results before the Company achieves revenue from its operating in-vessel compost facilities.



                              YEAR 2000 COMPLIANCE


         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. For this reason the Company does not anticipate that it will incur any significant expense in effecting year 2000 compliance with regard to its own information system. The Company at present is unable to predict the extent to which the Year 2000 issue will effect its suppliers, or the extent to which the Company would be vulnerable to the failure by any of its suppliers to remediate any Year. 2000 issues on a timely basis. The failure of of any major supplier to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company


               SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS


     This Report on Form 10-KSB including, without limitation, Plan of Operations, contains forward-looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected" or other similar words. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financings; rapid technological change; change in permitting and environmental regulations; inability to attract and retain key personnel; Year 2000 compliance issues; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

ITEM 7.
FINANCIAL STATEMENTS


(a)   Consolidated Balance Sheet as of April 30, 1998

(b) Consolidated Statements of Operations for the fiscal years ended April 30, 1998 and April 30, 1997

(c) Consolidated Statements of Redeemable Preferred Stock and Stockholders' Equity for the fiscal years ended April 30, 1998 and April 30, 1997

(d) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1998 and April 30, 1997

(e)   Notes to Consolidated Financial Statements

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     On July 20, 1998 Arthur Andersen LLP, Certified Public Accountants replaced Zeller Weiss & Kahn, LLP Certified Public Accountants as accountants for the Company by mutual agreement between the Company's Board of Directors and the resigning accountants. No report on the Company's financial statements issued by the resigning accountants contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, nor were their any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT


                        Directors and Executive Officers

     The following persons were directors and executive officers of the Company as at December 31, 1998.


     NAME                          AGE            POSITION(S)
---------------------               ---       ---------------------------------
Roger E. Tuttle                    58        President and Principal Executive
                                             and Principal Financial Officer;
                                             Treasurer; Chairman the Board;
                                             Director

Alfred A. Rattie                   44        Vice President - Marketing

Anthony P. Cipollone               35        Controller;
                                             Principal Accounting Officer

Paul Abrahamsen                    34        Director

Pasquale J. DiLeo                  46        Assistant Secretary; Director

G. Chris Andersen                  60        Director

Charles R. Carson                  52        Director

Robert J. Longo                    56        Director; President of EPIC, Inc.

Peter Petrillo                     38        Director

John T. Shea                       48        Director

Christopher Smith                  34        Director



     The Company's by-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. A Stockholders Agreement and a Director Appointment Agreement among the Company and certain principal stockholders of the Company requires support of the election of certain nominees of Wasteco Ventures Limited (currently Peter Petrillo, John T. Shea and Christopher Smith), of Robert J. Longo (currently Robert J. Longo) and of Lionhart Global Appreciation Fun, LTD, (currently Paul Abrahamsen) to the Company's Board of Directors. There are at present three committees of the board of directors, as follows:

AUDIT COMMITTEE -        Charles R. Carson (Chairman),
---------------          Pasquale J. DiLeo (Secretary),
                         John T. Shea

FINANCE COMMITTEE -      G. Chris Andersen (Chairman),
                         Pasquale J. DiLeo (Secretary),
                         Charles R. Carson,
                         John T. Shea,
                         Roger E. Tuttle




COMPENSATION COMMITTEE - John T. Shea (Chairman),
                         Charles R. Carson (Secretary),
                         G. Chris Andersen

ADVISORY COMMITTEE TO BOARD OF DIRECTORS -

         The Company has established an Advisory Committee which reports to the Board of Directors. The Advisory Board consists of the following initial members:

MICHAEL CHERTOFF

Michael Chertoff is a graduate of the London School of Economics, London, England; Harvard College (A.B., magna cum laude, 1975); and Harvard University (J.D., magna cum laude, 1978, where he was the Editor, 1976-1978 and Note Editor, 1977-1978, Harvard Law Review. He served as a Law Clerk to Judge Murray
I. Gufein, U.S. Court of Appeals, 2nd Circuit, 1978-1979 and Associate Justice WILLiam J. Brennan, Jr., U.S. Supreme Court, 1979-1980. Mr. Chertoff was an Assistant United States Attorney; Southern District of New York, 1983-1987, First Assistant United States Attorney, District of New Jersey, 1987-1990 and United States Attorney, District of New Jersey, 1990-1994. He served as a Member, U.S. Attorney General's Advisory Committee of United States Attorney's, 1991-1994. Commissioner, New Jersey Election Law Enforcement Commission, 1995-. Special Counsel, U.S. Senate Committee to Investigate Whitewater, 1995-1996. He is a recipient of the Legal Award of the Association of Federal Investigators, 1987; U.S. Department of Justice John Marshall Award for Trial Litigation, 1987; ADL Distinguished Public Service Award, 1992; and U.S. Department of Health and Human Services Prosecutive Leadership Award, 1994.

CHRISTOPHER J. DAGGETT

Professional Experience: Chadwick Partners, President, 1996-Present; WILLiam E. Simon & Sons, L.L.C., Managing Director, 1990-1996; New Jersey Department of Environmental Protection, Commissioner, 1988-1989; U.S. Environmental Protection Agency, Regional Administrator, Region 2, 1984-1988; State of New Jersey, Cabinet Secretary to the Governor, 1983-1984; State of New Jersey, Deputy Chief of Staff to the Governor, 1982-1983; Public Affairs Consultants, Vice President, 1978-1982; McGill University, Supervisor of the Instructional Development Service Project, 1974-1977. Education: University of Massachusetts, Amherst, MA, Degree of Doctor of Education, May 1977; University of North Carolina, Chapel Hill, NC, Degree of Bachelor of Arts with Honors in Interdisciplinary Studies, May 1972.

CARL D. JONES

Carl D. Jones, a 1963 graduate of Howard University with a B.S. in Civil Engineering, was the recipient of the Small Business Administration's Businessman of the Year Award and is the Chairman of the Board of the District of Columbia's Contractor's Association. Mr. Jones is the Founder, Chairman and President of three corporations, including Potomac Technologies, Inc., a sewer sludge recycling company whose primary means of disposal consists of composting and sub-soil injection for agricultural purposes. He has designed processes for drying wastewater sludge and making foamed asphalt from chemical stabilized sewage sludges. Mr. Jones has served as manager for major construction programs of the District of Columbia's Redevelopment Land Agency, a half billion dollar construction program which included L'Enfant Plaza, the Southwest Waterfront Area and the Northwest, Northeast and Columbia Plaza Urban Renewal Projects.

WILLIAM F. TAGGART

WILLiam F. Taggart is the founding principal and current chairman of York Management Services. With a successful track record in a variety of industries, Mr. Tagggart and York Management Services have advised and acted as principals in several successful turnaround opportunities, the most significant of which are listed below.

Purolator Courier. Serving as president and chief executive officer of Purolator's flagship U.S. Courier Division, Mr. Taggart re-positioned the division from losing $5 million per month to breaking even, and later it sold for nearly three times the company's value from the time he was hired, representing approximately $150 million additional shareholder value. Kmart Canada. In June 1997, Mr. Taggart, serving as chairman of the board led an investor group including Koch Industries and Caisse de Depot et Placement de Quebec in the acquisition of Kmart Canada (1997 sales-$1.1 billion) from Kmart Corporation, and in February 1998, sold the company to Hudson's Bay, creating over $80 million of shareholder value in nine months and providing a return to the investors in excess of 450%. Cosmetic Center. In December 1998, and continuing currently, Mr. Taggart acquired The Cosmetic Center from Revlon. The Cosmetic Center is a leading U.S. retailer of cosmetics, fragrances and related beauty products, operating 250 stores under two separate divisions - Cosmetic Center Stores and Prestige Fragrance and Cosmetic Stores.

In addition to Mr. Taggart's business pursuits, he is active in civic and not-for-profit organizations. For nine years, Mr. Taggart served as commissioner and treasurer of the New Jersey Turnpike Authority. He also served for eight years as vice chairman of the New Jersey Sports and Exposition Authority, operator of the Meadowlands Complex. Mr. Taggart is a member of numerous boards. He currently serves on the Human Rights Advisory Board, Covenant House, and the Newark Museum.


                             OFFICERS AND DIRECTORS


ROGER E. TUTTLE - PRESIDENT, CEO, CHAIRMAN, DIRECTOR

     Roger E. Tuttle is the Company's President and Chairman, Chief Executive and Chief Financial Officer and a Director, and was its founder. He has nineteen years experience in compost research and in developing marketing programs for the beneficial use of compost, serving as the President for EarthLife Sales Co. from 1988 through March 1990, President of Bird Compost Management, Inc. from April 1990 through March 1992 and of Compost Management, Inc. from March 1992 until it was merged into the Company. Mr. Tuttle was a founding board member of the Composting Council in Washington, D.C., the industry trade association. He is a member of the New Jersey Department of Environmental Protection sludge management task force, responsible for developing a statewide sludge management plan, and is a contributor to the United States Environmental Protection Agency research on beneficial use of organic waste.

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

ALFRED A. RATTIE - VICE-PRESIDENT (MARKETING)

     Alfred A. Rattie, the Company's Vice-President of Marketing, is responsible for directing the Company's compost marketing efforts. He has twelve years experience in compost research and in developing marketing programs for the beneficial use of compost, serving as the Vice President for EarthLife Sales Co. from 1988 through March 1990, Vice President of Bird Compost Management, Inc. from April 1990 through March 1992 and of Compost Management, Inc. from March 1992 until it was merged into the Company. Mr. Rattie is a charter member of New Jersey SCORE (Statewide Committee for Organic Recycling Education), the Governor's group formed to address the state's organic waste supply problems. His expertise has allowed him to develop a working relationship with the New Jersey Department of Environmental Policy and he has permitted over 25 large compost use projects within the state. In addition, he has co-authored technical literature on compost use and is a frequent speaker concerning compost issues.

ANTHONY P. CIPOLLONE, CPA - CONTROLLER

     Anthony P. Cipollone is the Company's controller and Chief Accounting Officer. Mr. Cipollone has extensive accounting experience in the construction industry and over the past three years, as controller of VRH Construction Corp., has worked very closely with the Company and its management before joining the Company in January 1998. While working with Rosen Schapps Solomon & Co. a public accounting firm from September 1988 to September 1992, he performed audits, prepared financial statements and worked closely with client management on a broad range of financial issues. Mr. Cipollone has a B.S. in Accounting from Herbert H. Lehman College. Mr. Cipollone also holds an AA degree in Data Processing from Westchester Community College. He obtained his CPA in 1992.

PASQUALE ("PAT") J. DILEO - ASSISTANT SECRETARY, DIRECTOR

     Pasquale ("Pat") J. DiLeo, a Director of the Company, has been the President of Select Acquisitions, Inc., a holding company, since 1993. From 1989 through 1993 he was the president of Tinton Downs, Inc., a healthcare development company. From 1988 through 1989, he was Director of Commercial Real Estate at Merill Lynch Realty. Upon the resignation of the Company's secretary in June 1998, Mr. DiLeo assumed the position of Assistant Secretary.

PAUL ABRAHAMSEN - DIRECTOR

     Paul Abrahamsen is the Operations Manager for Lionhart Investments Limited, London, United Kingdom. He was the Dealing Director for Bridge & Co. International Broking Ltd. from 1991 to 1998 with accountability for compiling, maintaining records of, and processing/reconciling equities transactions from initial trade through disbursement of funds, with an emphasis on all non-U.S. settlement. Mr. Abrahamsen's career, including his sixteen years of operations experience, denotes consistent outstanding performance and a record of achievement in executing responsibilities for a number of foreign investment/brokerage organizations, often as sole U.S. contact. His experience includes: Bridge Trading, St. Louis, Missouri, Bridge & Co., Dealing Director International Broking (H.K.) Ltd., (Purchased from Ernst & Company International Brokering Ltd.): International Operations/Settlement Manager, Ernst & Co., 1989 to 1991; International Operations Manager, Hoenig & Co., 1982 to 1989.

G. CHRIS ANDERSEN - DIRECTOR

     G. Chris Andersen is currently a general partner of Andersen, Weinroth & Co., L.P., a private merchant bank. From 1990-1995, Mr. Andersen was Vice Chairman and head of International Banking at PaineWebber Incorporated. Prior to that, Mr. Andersen led the Investment Banking Group at Drexel Burnham as a Managing Director. In addition, he was also a member of the Board of Directors of Drexel Burnham and also served on the firm's Underwriting Assistance and Executive Committees.

     Mr. Andersen currently serves on the board of directors of several public and private companies, including Terex Corporation and the Sunshine Mining Company both of which are listed on the New York Stock Exchange and previously United Waste. He attended the University of Colorado as Joint Honor Scholar where he received BS in Finance. He also holds an MBA in Business Finance from Northwestern University and is a Charted Financial Analyst.

CHARLES R. CARSON - DIRECTOR

     Charles R. Carson is a principal of Quirk Carson Peppet, Inc. ("QCP") and became a director of the Company in 1997. QCP was established in 1985 to serve as investment bankers and management consultants to small and mid-sized companies (those with annual revenues of approximately $10 million to $200 million) in the environmental/waste management industry. QCP has worked with numerous clients in the environmental/waste management business segment for over ten years. Clients include firms operating in the solid waste, hazardous waste, wastewater treatment, recycling, environmental engineering and consulting, water and air emission sectors.

     In January 1996 QCP and its co-sponsor Sanders Morris Mundy, a Houston based investment banking firm, closed on a $38 million private equity fund (Environmental Opportunities Fund, Ltd.) which was created to invest in publicly and privately held companies operating in the environmental services industry. The investments targeted by Environmental Opportunities Fund, Ltd. span the full range of the environmental industry.

     Mr. Carson received a B.A. Degree form Hamilton College, served as an officer in the United States Army and then served Citibank for eight years, becoming a vice president in charge of an area responsible for major corporate relationships including those diversified companies. While at Citibank, he completed the Harvard Business School's Program for Management Development. He joined City Investing Company in 1978 and became its vice president and treasurer during his six years at the firm.

ROBERT J. LONGO - DIRECTOR, PRESIDENT OF EPIC, INC.

     Robert J. Longo, President and founder of EPIC, Inc., became a director of the Company when it acquired EPIC, in 1997. Under Mr. Longo's direction, EPIC, and its affiliated companies have grown from one company doing $500,000 per year to three separate companies with sales in excess of $40 million. His work experience includes some of the most complex sewer projects from New York and Connecticut through Georgia along the eastern seaboard and the Commonwealth of Puerto Rico. Mr. Longo has established an organization that has performed the installation of water mains and storm and sanitary sewers through both populated urban areas with hazardous subsurface conditions and in suburban municipalities. This work has included installing pipe in size from eight-inch through eighty four-inch diameter, negotiating excavations from two feet through fifty feet in depth and installation of extensive dewatering systems, work in rock, and reconstruction of roads.

PETER PETRILLO - DIRECTOR

     Peter Petrillo has been a director of Atlantic Express Transportation Group Inc. since January 1997. He has been a Vice President in the merchant banking and direct equity investments group at Wafra Investment Advisory Group, Inc. since January 1995. From January 1991 to December 1994, Mr. Petrillo was a partner at Claymore Partners Ltd., a strategic and turnaround consulting firm. He became a Director of the Company in 1997.

JOHN T. SHEA - DIRECTOR

     John T. Shea, has been a director of Atlantic Express Transportation Group Inc. since 1994. Since 1991 he has been responsible for merchant banking and direct equity investments at Wafra Investment Advisory Group, Inc. From 1984 to 1991, Mr. Shea was responsible for direct equity investments at Lambert Brussels Capital Corporation. Mr. Shea became a director of the Company in 1997.

CHRISTOPHER R. SMITH - DIRECTOR

     Christopher R. Smith was elected a director of Discover Zone, Inc. in August 1997. He joined Wafra Investment Advisory Group, Inc. in 1992, where he is a Vice President. From 1990 until 1992, Mr. Smith served as a Vice president of Kouri Capital Group, Inc., a merchant bank providing, among other things, privatization advisory services. Prior to joining Kouri Capital Group, Mr. Smith served as Assistant Vice President of Direct Equity Investment at Lambert Brussels Capital Corporation and, before that, as a Corporate Loan Officer at First Union National Bank. Mr. Smith became a director of the Company in 1997.

ITEM 10.
EXECUTIVE COMPENSATION


      (b)   SUMMARY COMPENSATION TABLE


Name                        Annual Compensation                       All
and              Fiscal                          Other                Other
Principal         Year                           Annual   Long-Term   Compen-
Position         Ended      Salary       Bonus    Comp.   Comp.       Sation
----------      -------    --------      -----   ------   ---------   -------
Roger E.        4/30/98    $350,000      none     none    none        $12,488
Tuttle,         4/30/97    $225,000      none     none    none        none
President,      4/30/96    $ 60,000      none     none    none        none
CEO

Robert J.       4/30/98    $162,500(1)   none     none    none        $3,600
Longo,          4/30/97       n/a        none     none    none        none
President       4/30/96       n/a        none     none    none        none
of EPIC


(1)   Commencing November 3, 1997

      (c)   OPTIONS/SAR GRANTS TABLE


               Number of      %age of
               Shares         Total
               Under-         Options
               lying          Granted
               Options        in Fiscal    Exercise or Base    Expiration
Name           Granted        Year         Price Per Share     Date
---------      ---------      ---------    ----------------    ----------

R. Tuttle        none            n/a         n/a                n/a
R. Longo       1,500,000         28%         $1.00              9/16/02 (1)


(1)   only 500,000 currently vested

      (d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Value Table


                                             Number of           Value of
                                             Shares Under        Unexercised
                                             Unexercised         In-the-Money
                  Shares                     Options at          Options at
                  Acquired     Value         FY-End; Exer/       FY-End; Exer/
Name              On Exerc.    Realized      non-Exer'able       Non-Exer'able
------------      ---------    --------      -------------       -------------
R. Tuttle         none         none            1,209,875             n/a
R. Longo          none         none            1,500,000          $937,500 (1)


(1)   500,000 shares ($312,500 value) exercisable, 1,000,000 shares ($625,000 value) non-exercisable

Note: The market price of the Company's common stock as at its April 30, 1998 fiscal year end was $1.625 per share.

     (e)  LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

     None of the persons included in (b) above were covered by any plans.

     (f)  COMPENSATION OF DIRECTORS

     No Director of the Company is compensated for serving as a director.



     (g)  EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND
          CHANGE-IN-CONTROL Arrangements.

     None of the persons included in (b) above were covered by any employment contracts, termination of employment or change-in-control arrangements other than as set forth in the employment agreement set forth herein.

     On May 1, 1997 the Company entered into an amended employment agreement with its President, Roger E. Tuttle. His agreement provides for employment as the Company's President through August 1, 2004 at an initial annual salary of $350,000 (of which $125,000 is not paid until the Company's cash resources allow payment thereof) with annual increases commensurate with the growth of the Company, plus a bonus of 5% of the Company's Consolidated Net Income After Taxes on the first $25,000,000 thereof and 2% thereafter. In addition, Mr. Tuttle also received options to purchase 1,000,000 shares of the Company's common stock at $2.50 per share exercisable through August 1, 2004. In addition, he receives a one-time bonus of $500,000 when the Company's common shares are accepted for listing on The NASDAQ Small Cap Stock Market or National Market System.

     On November 3, 1997 the Company's wholly owned subsidiary, EPIC, entered into an employment agreement with Robert J. Longo. His agreement provides for employment as the President of EPIC, Inc. through September 15, 2002 at an initial annual salary of $325,000, with increases as per a bonus formula, plus options to purchase 1,500,000 shares of the Company's common stock at $1.00 per share exercisable through September 16, 2002, which options vested 500,000 initially, and 200,000 annually commencing September 15, 1998.


     (h)  REPORT ON REPRICING OF OPTIONS/SARS

     None

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The Company's only class of voting securities is its Common Stock.

     The following table sets forth, as of July 31, 1998, all persons known by the Company to be a beneficial owner of more than five percent of the Company's Common Stock and the Common Stock ownership in the Company, directly or indirectly, by each of its directors and executive officers and by all directors and executive officers of the Company as a group.

                                    Amount and
                                    Nature of
Name and Address                    Beneficial               Percent of
of Beneficial Owners (1)            Ownership                Class
------------------------            ---------                -----

G. Chris Andersen                   2,537,320 (2)             6.0%
  821 West Shore Drive
  Kinnelon, NJ 07405
  (Director)

Charles R. Carson                   238,334 (3)               0.6%
  70 Mendota Avenue
  Rye, NY 10580
  (Director)

Anthony P. Cipollone                40,000                     *
  7 Halley Drive
  Pomona, NY 10970
  (Controller)

Pasquale J. DiLeo                   197,180 (4)                *
  832 Bay Avenue
  Toms River, NJ 08753
 (Assistant Secretary, Director)

John B. Fetter                      2,718,612 (5)            6.6%
  820 Gatemore Road
  Bryn Mawr, PA 19010

Robert J. Longo                     4,255,067 (6)           10.2%
  71 Roxitichus Road
  Mendham, NJ 07945
  (Director)

Peter Petrillo                      0                          0%
  243 Peachtree Drive
  East Norwich, NY 11732
  (Director)

Alfred A. Rattie                    565,000                  1.4%
  29 East Ridge Avenue
  Sellersville, PA 18960
  (Vice President)


John T. Shea                        (7)                        0%
  94 Emily Road
  Far Hills, NJ 07931
  (Director)

Christopher Smith                   0                          0%
  21 Middlesex Road
  Darien, CT 06820
  (Director)

Roger E. Tuttle                     3,243,384 (8)            7.6%
  3105 Gibson Lane
  Doylestown, PA 18901
  (President, CEO, Treasurer, Director)

Wasteco Ventures Limited            12,183,557 (7)          29.5%
  Citco Building, Wickham's Cay
  P.O. Box 662
  Roadtown, Tortola, BVI

Officers and Directors              11,176,285 (9)          25.2%
As A Group (11 Persons)

-------------------
* Less than 1%

(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned.

(2) Includes 325,596 shares owned by Andersen Weinroth LP, of which G. Chris Andersen is a general partner, 1,302,384 shares owned by AW Compost Partners, of which Andersen Weinroth LP is a general partner. Also includes 300,000 shares which may be acquired by Mr. G. Chris Andersen within sixty (60) days upon the exercise of options and 609,340 shares which may be acquired by Andersen Weinroth LP within sixty (60) days upon the exercise of options.

(3) Includes 238,334 shares which may be acquired by Mr. Carson within sixty
(60) days upon the exercise of options.

(4) Includes 30,000 shares owned directly by Mr. DiLeo and 167,180 shares owned by Select Acquisitions, Inc., of which Mr. DiLeo is President.

(5) Includes 2,498,612 shares owned by John B. Fetter directly, 100,000 shares owned by Marilyn S. Fetter, his wife and 120,000 shares owned by various trusts, of which John B. Fetter is a trustee.

(6) Includes 3,755,067 shares owned by Mr. Longo directly. Also includes 500,000 shares which may be acquired by Mr. Longo within sixty (60) days upon the exercise of options.

(7) When authorized, on an item-by-item basis, John T. Shea acts as attorney-in-fact for Wasteco Ventures Limited.

(8) Includes 1,933,509 shares owned by Roger E. Tuttle directly and 100,000 shares owned by Elizabeth Tuttle, his wife. Also includes

1,209,875 shares which may be acquired by Mr. Tuttle within sixty (60) days upon the exercise of options.

(9) Includes 2,957,549 shares which may be acquired within sixty (60) days upon the exercise of options and warrants. As at July 31, 1998, the Company had 41,316,847 shares outstanding. An additional 8,011,798 shares were subject to acquisition within sixty (60) days upon the exercise of options and warrants and the conversion of notes, for a total of 49,328,645.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On November 3, 1997 the Company acquired all of the issued and outstanding shares of R. J. Longo Construction Co., Inc. of Denville, New Jersey from its President and sole shareholder, Robert J. Longo, and from the Andrea Longo Charitable Trust, for approximately $26 million. R. J. Longo Construction Co., Inc. then changed its name to Environmental Protection & Improvement Company, Inc. At the same time, the Company sold to Wasteco Ventures Limited, a British Virgin Islands company affiliated with Wafra Investment Advisory Group, Inc., 11,490,609 shares of its common stock, no par value, 130,000 shares of its then newly created Series A Preferred Stock and 70,000 shares of its then newly created Series C Preferred Stock for gross proceed of approximately $20 million. The $26 million purchase price paid to Robert J. Longo and the Andrea Longo Charitable Trust consisted of the this $20 million in cash, plus the issuance to Robert J. Longo of 3,447,182 shares of the Company's common stock, 39,000 shares of its Series A Preferred Stock and 21,000 shares of its Series C Preferred Stock, collectively valued at $6 million. As a result of these transactions, Robert J. Longo and three designees and affiliates of Wafra Investment Advisory Group, Inc., Peter Petrillo, John T. Shea and Christopher Smith, were appointed to the Company's Board of Directors.

     On April 27, 1998 the Company sold to AW Compost Partners, LLC, a Delaware limited liability company, 1,627,980 shares of its common stock and 17,500 shares of its then newly created Series D Preferred Stock for cash of $416,334, settlement of liabilities due to entities related to AW Compost Partners, LLC totaling $888,079, a note receivable of $445,587 from American Marine Rail, LLC and a one-third ownership in American Marine Rail, LLC. G. Chris Andersen, a Director of the Company, is the Manager and a voting member of AW Compost Partners, LLC. In consideration of their consenting to the creation of the Series D Preferred Stock, and in either consideration of the November 3, transactions, Wasteco Ventures Limited was issued 602,955 shares of the Company's common stock and Robert J. Longo was issued 180,887 shares of the Company's common stock.

     Employment agreements of Roger E. Tuttle and Robert J. Longo are set forth in Item 10 above.

     Loans to the Company from VRH Construction Corp. and/or its principals Victor Wortmann, Sr. and Robert E. Wortmann, are set forth in the Notes to Consolidated Financial Statements, Note 15. Victor Wortmann, Sr. resigned as Chairman and a Director of the Company on November 3, 1997. Robert E. Wortmann resigned as Secretary and a Director of the Company on June 15, 1998.

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K


         a.       Exhibits required by Item 601 of Regulation S-B

                  2.   Plan of Acquisition,
                       Reorganization, etc.            (1)

                  3.   Articles of Incorporation       (1), (2), (3), (4), (7)
                       and By-Laws

                  4. Instruments defining the Rights (1), (2), (3), (4), (5) of Security Holders

                  9.   Voting Trust Agreement          (2), (3)

                  10.  Material Contracts              (2)

                  11.  Statement re Computation        See Note 4 to
                       of Per Share Earnings           Consolidated
                                                       Financial Statements

                  13.  Annual or Quarterly Reports     none

                  16.  Letter on Change in             (6)
                       Certifying Accountant

                  18.  Letter on Change in             none
                       Accounting Principles

                  21.  Subsidiaries of the             see Part I, Item 1,
                       Registrant                      Background,
                                                       herein

                  22.  Published Report Regarding      none
                       Matters Submitted to Vote

                  23.  Consents of Experts and         not applicable
                       Counsel

                  24.  Power of Attorney               none

                  27.  Financial Data Schedule         filed electronically

                  99.  Additional Exhibits             None

(1) Incorporated by Reference to Registration Statement on Form S-1; File No. 333-1592; effective June 7, 1996

(2) Incorporated by Reference to Report on Form 8-K dated November 3, 1997 and filed November 17, 1997

(3) Incorporated by Reference to Report on Form 8-K dated December 12, 1997 and filed December 24, 1997

(4) Incorporated by Reference to Report on Form 8-K dated April 27, 1998 and filed May 4, 1998

(5) Incorporated by Reference to Report on Form 8-K dated June 15, 1998 and filed June 19, 1998

(6) Incorporated by Reference to Report on Form 8-K dated July 20, 1998 and filed July 22, 1998

(7) Incorporated by Reference to Report on Form 8-K dated July 30, 1998 and filed August 11, 1998

     (b)  Reports on Form 8-K during the last quarter

          1. A report on Form 8-K was filed on May 4, 1998 to report an event on April 27, 1998, the sale by the Company to AW Compost Partners, LLC of 1,627,980 shares of its common stock and 17,500 shares of its Series D Preferred Stock. No financial statements were included in this filing.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                      COMPOST AMERICA HOLDING COMPANY, INC.
January 27, 1999          (Registrant)

                              By:  /s/ ROGER E. TUTTLE
                                    Roger E. Tuttle, President and Treasurer,
                                    Principal Executive Officer and Principal
                                    Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ROGER E. TUTTLE               January 27, 1999    By: /s/  ROGER E. TUTTLE
President and Treasurer,                              Roger E. Tuttle
Principal Executive and
Principal Financial Officer,
Chairman, Director

ANTHONY P. CIPOLLONE          January 27, 1999    By: /s/  ANTHONY P. CIPOLLONE
Controller, Principal                                 Anthony P. Cipollone
Accounting Officer

PASQUALE J. DILEO             January 27, 1999    By: /s/  PASQUALE J. DILEO
Assistant Secretary,                                  Pasquale J. DiLeo
Director

PAUL ABRAHAMSEN               January 27, 1999    By: /s/  PAUL ABRAHAMSEN
Director                                              Paul Abrahamsen

CHARLES R. CARSON             January 27, 1999    By: /s/  CHARLES R. CARSON
Director                                              Charles R. Carson

ROBERT J. LONGO               January 27, 1999    By: /s/  ROBERT J. LONGO
Director                                              Robert J. Longo

PETER PETRILLO                January 27, 1999    By: /s/  PETER PETRILLO
Director                                              Peter Petrillo

JOHN T. SHEA                  January 27, 1999    By: /s/  JOHN T. SHEA
Director                                              John T. Shea

CHRISTOPHER SMITH             January 27, 1999    By: /s/  CHRISTOPHER SMITH
Director                                              Christopher Smith

Roger E. Tuttle, Pasquale J. DiLeo, Paul Abrahamsen, Charles R. Carson, Robert J. Longo, Peter Petrillo, John T. Shea and Christopher Smith constitute a majority of the members of the Registrant's Board of Directors.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Compost America Holding Company, Inc.:

We have audited the accompanying consolidated balance sheet of Compost America Holding Company, Inc. (a New Jersey corporation) and subsidiaries as of April 30, 1998, and the related consolidated statements of operations, redeemable preferred stock and stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compost America Holding Company, Inc. and subsidiaries as of April 30, 1998, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a significant working capital deficit and an accumulated deficit, has incurred losses since its inception and was in default of certain loan and Preferred stock covenants and payments on debt that give the lenders and Preferred stockholders certain rights. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company's growth strategy will require substantial additional funds. Management plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.




                                                     Arthur Andersen LLP

Philadelphia, Pa.,
   January 12, 1999

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Compost America Holding Company, Inc. and Subsidiaries
South Plainfield, New Jersey

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Compost America Holding Company, Inc. and Subsidiaries for the year ended April 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above, present fairly, in all material respects the results of its operations, changes in stockholders' equity and cash flows of Compost America Holding Company, Inc. and Subsidiaries for the year ended April 30, 1997, in conformity with generally accepted accounting principles.




                                                          Zeller Weiss & Kahn

July 31, 1997
Mountainside, New Jersey

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1998

                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $     388,956
   Accounts receivable, net of allowance of $117,422                                               2,928,027
   Prepaid expenses and other                                                                        586,172
   Deferred income taxes                                                                              59,029
                                                                                               -------------
                  Total current assets                                                             3,962,184
PROPERTY, PLANT AND EQUIPMENT, net                                                                30,340,158
INTANGIBLE ASSETS, net                                                                            31,678,800
INVESTMENT IN JOINT VENTURE                                                                        1,493,872
RESTRICTED PROJECT FUND TRUST ACCOUNT                                                             91,588,125
OTHER ASSETS                                                                                         235,275
                                                                                               -------------
                                                                                               $ 159,298,414
                                                                                               -------------
                                                                                               -------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                           $   1,552,768
   Notes payable                                                                                      90,000
   Accounts payable                                                                                2,870,179
   Accrued expenses                                                                                5,177,861
                                                                                               -------------
                    Total current liabilities                                                      9,690,808
                                                                                               -------------
LONG-TERM DEBT                                                                                    14,563,421
                                                                                               -------------
DUE TO RELATED PARTIES                                                                             9,009,357
                                                                                               -------------
RESTRICTED PROJECT BONDS PAYABLE                                                                  90,000,000
                                                                                               -------------
DEFERRED INCOME TAXES                                                                              8,173,449
                                                                                               -------------
MINORITY INTEREST                                                                                       --
                                                                                               -------------
SERIES A REDEEMABLE PREFERRED STOCK, no par value; 169,000 shares authorized; 169,000 shares
   issued and outstanding (liquidation value of $17,350,667)                                       5,710,521
                                                                                               -------------
SERIES C REDEEMABLE PREFERRED STOCK, no par value; 91,000 shares authorized;
   91,000 shares issued and outstanding (liquidation value of $9,987,562)                          2,441,927
                                                                                               -------------
SERIES D REDEEMABLE PREFERRED STOCK, no par value; 17,500 shares authorized;
   17,500 shares issued and outstanding (liquidation value of $1,750,000)                            613,711
                                                                                               -------------
COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 25,000,000 shares authorized
     Series B Convertible, 5,000,000 shares authorized; 401,000 shares issued
       and outstanding                                                                               281,963
   Common stock, no par value; 100,000,000 shares authorized; 39,316,578 shares issued and
     outstanding                                                                                  34,248,453
   Additional paid in capital                                                                     10,154,931
   Common stock to be issued, no par value; 320,552 shares to be issued and outstanding              508,325
   Accumulated deficit                                                                           (23,420,952)
   Deferred compensation                                                                          (2,677,500)
                                                                                               -------------
                    Total stockholders' equity                                                    19,095,220
                                                                                               -------------
                                                                                               $ 159,298,414
                                                                                               -------------
                                                                                               -------------

    The accompanying notes are an integral part of this financial statement.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended April 30
                                                                 ----------------------------
                                                                      1997           1998
                                                                 ------------    ------------
REVENUES:
   Net sales                                                     $       --      $  9,259,698
   Other                                                              147,466            --
                                                                 ------------    ------------
                  Total revenues                                      147,466       9,259,698
                                                                 ------------    ------------
COSTS AND EXPENSES:
   Operating                                                           10,803       6,205,099
   Selling, general and administrative                              4,846,464       9,438,693
   Depreciation and amortization                                      161,326       2,572,072
   Compensation for stock options                                        --         2,320,500
                                                                 ------------    ------------
                  Total operating expenses                          5,018,593      20,536,364
                                                                 ------------    ------------
OPERATING LOSS                                                     (4,871,127)    (11,276,666)

INTEREST EXPENSE, net of interest income of $1,209,604 in 1998      1,166,082       2,418,131
                                                                 ------------    ------------
LOSS BEFORE INCOME TAXES                                           (6,037,209)    (13,694,797)

INCOME TAX BENEFIT                                                       --         2,076,671
                                                                 ------------    ------------
LOSS AFTER INCOME TAXES                                            (6,037,209)    (11,618,126)

MINORITY INTEREST IN LOSS OF CONSOLIDATED
  SUBSIDIARIES                                                        129,209            --

LOSS IN EQUITY IN JOINT VENTURE                                       (13,603)           --
                                                                 ------------    ------------
NET LOSS                                                           (5,921,603)    (11,618,126)

PREFERRED STOCK DIVIDENDS                                                --         1,829,742

ACCRETION ON PREFERRED STOCK                                             --         1,217,436
                                                                 ------------    ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                        $ (5,921,603)   $(14,665,304)
                                                                 ------------    ------------
                                                                 ------------    ------------
NET LOSS PER COMMON SHARE:
     Basic                                                       $      (0.38)   $      (0.55)
                                                                 ------------    ------------
                                                                 ------------    ------------
     Diluted                                                     $      (0.38)   $      (0.55)
                                                                 ------------    ------------
                                                                 ------------    ------------


   The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF REDEEMABLE
                    PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                                      REDEEMABLE PREFERRED STOCK
                                            ----------------------------------------------------------------------------------
                                                     SERIES A                    SERIES C                  SERIES D
                                            --------------------------  --------------------------  --------------------------
                                               SHARES        AMOUNT        SHARES        AMOUNT        SHARES        AMOUNT
                                            ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, APRIL 30, 1996                             --    $       --            --    $       --            --    $       --
   Proceeds from sale of Common stock               --            --            --            --            --            --
   Common stock issued for acquisition              --            --            --            --            --            --
   Common stock issued for services                 --            --            --            --            --            --
   Common stock issued for debt repayment           --            --            --            --            --            --
   Common stock issued for property                 --            --            --            --            --            --
   Net loss                                         --            --            --            --            --            --
                                            ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, APRIL 30, 1997                             --            --            --            --            --            --
   Proceeds for acquisition from sale of
     Preferred and Common stock, net of
     transaction costs                           130,000     3,829,077        70,000     1,217,146          --            --
   Preferred and Common stock issued for
     acquisition                                  39,000     1,365,000        21,000       525,000          --            --
   Preferred and Common stock issued for
     investment transaction                         --            --            --            --          17,500       612,500
   Proceeds from sale of Common stock, net
     of transaction costs                           --            --            --            --            --            --
   Common stock issued for property                 --            --            --            --            --            --
   Common stock issued for services                 --            --            --            --            --            --
   Common stock issued for debt repayment           --            --            --            --            --            --
   Proceeds from sale of Common stock and
     Preferred stock, net of transaction
     costs                                          --            --            --            --            --            --
   Deferred compensation on stock options
     granted                                        --            --            --            --            --            --
   Amortization of deferred compensation            --            --            --            --            --            --
   Common stock options granted to
     consultants                                    --            --            --            --            --            --
   Settlement of stock subscription
     receivable                                     --            --            --            --            --            --
   Conversion of Preferred stock to note
     payable                                        --            --            --            --            --            --
   Accretion of Preferred stock                     --         516,444          --         699,781          --           1,211
   Exercise of Common stock options,
     including tax benefit                          --            --            --            --            --            --
   Preferred stock dividends                        --            --            --            --            --            --
   Net loss                                         --            --            --            --            --            --
                                            ------------  ------------  ------------  ------------  ------------  ------------
BALANCE, APRIL 30, 1998                          169,000  $  5,710,521        91,000  $  2,441,927        17,500  $    613,711
                                            ------------  ------------  ------------  ------------  ------------  ------------
                                            ------------  ------------  ------------  ------------  ------------  ------------

                                                                      STOCKHOLDERS' EQUITY
                                            ----------------------------------------------------------------------
                                                     SERIES B
                                                  PREFERRED STOCK               COMMON STOCK           ADDITIONAL
                                            ---------------------------   --------------------------    PAID IN
                                               SHARES         AMOUNT        SHARES         AMOUNT       CAPITAL
                                            ------------   ------------   ------------  ------------  ------------
BALANCE, APRIL 30, 1996                             --     $       --       14,522,364  $  5,841,684  $       --
   Proceeds from sale of Common stock               --             --          314,239       737,153          --
   Common stock issued for acquisition              --             --          150,000       397,500          --
   Common stock issued for services                 --             --        2,165,238     2,265,572          --
   Common stock issued for debt repayment           --             --          251,000       606,760          --
   Common stock issued for property                 --             --          305,000       762,500          --
   Net loss                                         --             --             --            --            --
                                            ------------   ------------   ------------  ------------  ------------
BALANCE, APRIL 30, 1997                             --             --       17,707,841    10,611,169          --
   Proceeds for acquisition from sale of
     Preferred and Common stock, net of
     transaction costs                              --             --       11,490,609    10,069,335     1,750,000
   Preferred and Common stock issued for
     acquisition                                    --             --        3,447,182     3,705,000       525,000
   Preferred and Common stock issued for
     investment transaction                         --             --        1,627,980     1,953,576          --
   Proceeds from sale of Common stock, net
     of transaction costs                           --             --          955,000     1,907,559          --
   Common stock issued for property                 --             --          200,000       200,000          --
   Common stock issued for services                 --             --        2,026,575     1,985,463          --
   Common stock issued for debt repayment           --             --          541,478     1,261,338          --
   Proceeds from sale of Common stock and
     Preferred stock, net of transaction
     costs                                       801,000        908,153           --         744,822          --
   Deferred compensation on stock options
     granted                                        --             --             --            --       4,998,000
   Amortization of deferred compensation            --             --             --            --            --
   Common stock options granted to
     consultants                                    --             --             --            --       2,881,931
   Settlement of stock subscription
     receivable                                     --             --             --            --            --
   Conversion of Preferred stock to note
     payable                                    (400,000)      (626,190)          --            --            --
   Accretion of Preferred stock                     --             --             --            --            --
   Exercise of Common stock options,
     including tax benefit                          --             --          419,080       488,774          --
   Preferred stock dividends                        --             --          900,833     1,321,417          --
   Net loss                                         --             --             --            --            --
                                            ------------   ------------   ------------  ------------  ------------
BALANCE, APRIL 30, 1998                          401,000   $    281,963     39,316,578  $ 34,248,453  $ 10,154,931
                                            ------------   ------------   ------------  ------------  ------------
                                            ------------   ------------   ------------  ------------  ------------


                                                                      STOCKHOLDERS' EQUITY
                                            --------------------------------------------------------------------------------------
                                            COMMON STOCK TO BE ISSUED
                                            --------------------------  ACCUMULATED      DEFERRED    SUBSCRIPTIONS
                                              SHARES        AMOUNT        DEFICIT      COMPENSATION   RECEIVABLE          TOTAL
                                            ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, APRIL 30, 1996                             --    $       --    $ (2,834,045)  $       --     $    (28,692)  $  2,978,947
   Proceeds from sale of Common stock               --            --            --             --             --          737,153
   Common stock issued for acquisition              --            --            --             --             --          397,500
   Common stock issued for services                 --            --            --             --             --        2,265,572
   Common stock issued for debt repayment           --            --            --             --             --          606,760
   Common stock issued for property                 --            --            --             --             --          762,500
   Net loss                                         --            --      (5,921,603)          --             --       (5,921,603)
                                            ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, APRIL 30, 1997                             --            --      (8,755,648)          --          (28,692)     1,826,829
   Proceeds for acquisition from sale of
     Preferred and Common stock, net of
     transaction costs                              --            --            --             --             --       11,819,335
   Preferred and Common stock issued for
     acquisition                                    --            --            --             --             --        4,230,000
   Preferred and Common stock issued for
     investment transaction                         --            --            --             --             --        1,953,576
   Proceeds from sale of Common stock, net
     of transaction costs                           --            --            --             --             --        1,907,559
   Common stock issued for property                 --            --            --             --             --          200,000
   Common stock issued for services                 --            --            --             --             --        1,985,463
   Common stock issued for debt repayment           --            --            --             --             --        1,261,338
   Proceeds from sale of Common stock and
     Preferred stock, net of transaction
     costs                                          --            --            --             --             --        1,652,975
   Deferred compensation on stock options
     granted                                        --            --            --       (4,998,000)          --             --
   Amortization of deferred compensation            --            --            --        2,320,500           --        2,320,500
   Common stock options granted to
     consultants                                    --            --            --             --             --        2,881,931
   Settlement of stock subscription
     receivable                                     --            --            --             --           28,692         28,692
   Conversion of Preferred stock to note
     payable                                        --            --            --             --             --         (626,190)
   Accretion of Preferred stock                     --            --      (1,217,436)          --             --       (1,217,436)
   Exercise of Common stock options,
     including tax benefit                          --            --            --             --             --          488,774
   Preferred stock dividends                     320,552       508,325    (1,829,742)          --             --             --
   Net loss                                         --            --     (11,618,126)          --             --      (11,618,126)
                                            ------------  ------------  ------------   ------------   ------------   ------------
BALANCE, APRIL 30, 1998                          320,552  $    508,325  $(23,420,952)  $ (2,677,500)  $       --     $ 19,095,220
                                            ------------  ------------  ------------   ------------   ------------   ------------
                                            ------------  ------------  ------------   ------------   ------------   ------------


   The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Year Ended April 30
                                                                                   ------------------------------
                                                                                       1997              1998
                                                                                   ------------      ------------
OPERATING ACTIVITIES:
   Net loss                                                                        $ (5,921,603)     $(11,618,126)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Amortization                                                                      82,989         1,671,948
       Depreciation                                                                      78,337         1,130,124
       Deferred compensation                                                               --           2,320,500
       Deferred income taxes                                                               --          (2,076,671)
       Loss in equity in joint venture                                                   13,603              --
       Stock issued for professional services                                         1,578,525         1,677,249
       Stock options issued for cashless transactions                                      --             203,824
       Stock options issued for services                                                   --             175,050
       Shareholder settlement                                                           500,000              --
       Loss in equity of minority interest                                             (129,209)             --
       Settlement of note payable                                                          --           1,035,148
       Changes in operating assets and liabilities-
         Restricted cash                                                                   --          (1,588,125)
         Accounts receivable, net                                                       (26,089)         (215,355)
         Prepaid expenses and other                                                    (142,626)         (256,718)
         Accounts payable                                                             2,600,837        (1,173,493)
         Accrued expenses                                                               191,093         5,539,381
                                                                                   ------------      ------------
                  Net cash used in operating activities                              (1,174,143)       (3,175,264)
                                                                                   ------------      ------------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                        (2,710,907)       (1,258,142)
   Acquisition of businesses, net of cash acquired                                     (325,000)      (19,758,640)
   Purchase of customer contract rights                                              (1,000,000)         (246,266)
   Proceeds from (investment in) joint venture                                          624,636           (94,130)
                                                                                   ------------      ------------
                  Net cash used in investing activities                              (3,411,271)      (21,357,178)
                                                                                   ------------      ------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                          606,050              --
   Proceeds from long-term debt                                                       1,885,563         2,833,712
   Advances from related parties, net                                                 1,429,650         3,027,894
   Repayment of notes payable                                                              --          (2,447,879)
   Repayment of long-term debt                                                          (68,489)       (1,043,756)
   Deferred financing costs                                                                --            (781,203)
   Proceeds from sale of Common stock, net                                              737,154        13,306,144
   Proceeds from sale of Series A Preferred stock, net                                     --           4,338,624
   Proceeds from sale of Series B Preferred stock, net                                     --           1,917,500
   Proceeds from sale of Series C Preferred stock, net                                     --           3,343,766
   Proceeds from sale of Series D Preferred stock, net                                     --             416,334
   Proceeds from the exercise of Common stock options                                      --               2,250
                                                                                   ------------      ------------
                  Net cash provided by financing activities                           4,589,928        24,913,386
                                                                                   ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 4,514           380,944
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              3,498             8,012
                                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $      8,012      $    388,956
                                                                                   ------------      ------------
                                                                                   ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                                                  $    239,804      $  1,410,253
   Cash paid for income taxes                                                      $       --        $       --

   The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BACKGROUND:

Compost America Holding Company, Inc. (the Company), formerly known as Alcor Energy and Recycling Systems, Inc. (Alcor), was incorporated in New Jersey. The Company will construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage sludge into a peat moss like product with agronomic benefits. The Company will be paid a "tipping fee", just as landfills and incinerators are paid, for receiving and processing the municipal solid waste and biosolids. The Company also will receive revenues from the sale of the compost it produces. The Company anticipates that it will be competitive with other waste management options by conveniently locating its plants to urban centers, thus eliminating the need to use local transfer stations and reducing the transportation costs associated with hauling waste to distant out-of-state landfills. The Company's first two development projects will be a fully enclosed composting facility in Newark, New Jersey, which is 75% owned by the Company and 25% owned by Prince George's Contractors, Inc., d/b/a Potomac Technologies, Inc., and a fully enclosed composting facility in Dade County, Florida, which is 80.1% owned by the Company and 19.9% owned by a local businessman (see Note 10).

The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection and Improvement Company (EPIC) (see Note 5). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the year ended April 30, 1998 were generated by EPIC.

2.       LIQUIDITY:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 1998, the Company had a working capital deficit of $5,728,624 and an accumulated deficit of $23,420,952. Included in the working capital deficit is $1,642,768 for the current portion of long-term debt and notes payable. In addition, as of April 30, 1998, the Company was not in compliance with one of its long-term debt agreements (see Notes 6 and 21). This loan was repaid with the proceeds from a new loan in October 1998 (see Note 21) and, as a result, has been classified as long-term debt as of April 30, 1998. Since April 30, 1998, the Company has received extensions for the original maturity terms to dates after April 30, 1999 on several accounts payable, accrued expenses and debt obligations, primarily amounts due to related parties, and such extended terms are reflected in the financial statements. As more fully discussed in Note 11, the Series A and Series D Preferred stockholders have certain rights to exchange their shares of the Company's Preferred and Common stock for the Common stock of EPIC and the Company's investment in American Marine Rail, LLC. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures.

On October 30, 1998, the Company issued a term note for $10,500,000
(see Note 21) in order to fund the Company's short-term working capital needs and to repay the Company's debt obligation which was past due as of April 30, 1998. The Company expects that adequate financing will be available to fund the Company's working capital needs and to fund the required debt payments. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

3.       RISK AND UNCERTAINTIES:

The Company is both a development company and an operating company. The planned composting facilities are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, lack of market recognition for its products and the need to develop new banking and financial relationships. The Company has not yet demonstrated an ability to profitably operate any in-vessel compost facilities, including those of the type proposed to be built by the Company.

The waste management industry in which the Company operates as a processor of municipal solid waste, sewage sludge and commercial organic waste, is highly competitive and has been traditionally dominated by several large and well recognized national and multinational companies with substantially greater financial resources than those available to the Company. The Company will be competing with such other companies for a share of the available market and no assurance can be given that in the future it will be able to obtain an adequate commercial customer base to implement its operating plan.

The Company's planned operations are subject to substantial regulation by federal, state and local regulatory authorities. Specific regulations vary by state and locality. Local siting approvals require differing levels of design documentation and process definition, usually requiring public approvals in one or more public hearings. Following local approval, the Company must apply for and receive air, water, and solid waste and sewage sludge processing permits from state environmental protection agencies. These permits will generally include specific limits within which the facilities must operate. In the case of air and water permits, these include limits on offsite emission and discharge releases. Compost product composition may also be regulated, requiring continual monitoring to assure compost product quality. Continued compliance with this broad federal, state and local regulatory network is essential and costly. Additionally, there can be no assurance that additional, more restrictive regulations will not be enacted in the future or that the Company will be in a position to comply with such new regulations. Consequently, management is unable to predict the effect upon its future operations of such regulations except the failure to comply with such regulations might have a material adverse effect on the Company and its operations in the future.

There can be no assurances that the Company will be able to obtain the permits necessary to operate its organic recycling compost manufacturing plants presently under development. If and when these permits are issued, the Company must then operate the plants in conformance with the permits. Further, management is unable to predict the amount of time which will be required to obtain all necessary permits. Any delays in such process will delay the Company's ability to begin commercial operations and may have an adverse impact upon the Company's future operations.

The Company plans to contract for and to process, municipal solid waste and sewage sludge that meets the Company's specifications. It is possible that some of the wastes accepted at a company facility may contain contaminants which could cause environmental damage and result in liabilities. The receipt and disposal of contaminated wastes could have a materially adverse effect on the Company and its operations in the future.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in 20% to 50% owned affiliates are accounted for on the equity method.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards (SFAS)
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or the remaining balance may not be recoverable. As of April 30, 1998, management believes that no revision to the remaining useful lives or write-down of long-lived assets is required.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Significant improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. Upon the sale or retirement of these assets, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating results.

Depreciation and amortization are provided using the straight-line method based on the estimated useful lives of the assets as follows:

          Building                                       25 years
          Machinery and equipment                        5 - 7 years
          Leasehold improvements                         Remaining lease term

Property, plant and equipment consists of the following:

                                                               April 30,
                                                                  1998
                                                              ------------
          Land                                                $  8,759,561
          Building                                                 206,367
          Machinery and equipment                               12,542,400
          Leasehold improvements                                   253,646
          Construction in progress, compost projects             9,803,726
                                                              ------------
                                                                31,565,700
          Less- Accumulated depreciation and amortization       (1,225,542)
                                                              ------------
                                                              $ 30,340,158
                                                              ------------
                                                              ------------

Depreciation and amortization expense was $78,337 and $1,130,124, for the years ended April 30, 1997 and 1998, respectively.

Construction in progress costs consist of costs incurred for the development of the Company's composting facilities. These costs include the architectural, legal, structural and consulting engineering, artist rendering, planning board approvals and other permitting costs. Upon commencement of operations of a facility, the costs associated with such project will be depreciated over the estimated useful life of the facility. In accordance with SFAS No. 34, "Capitalization of Interest Cost," the Company does not capitalize interest on construction in progress until the permitting has been obtained and the actual construction process begins due to the inefficiencies and other factors which extend the construction period prior to the final permitting. Upon the receipt of final permitting and the start of the construction process, the Company will capitalize interest in accordance with SFAS No. 34. As of April 30, 1998 no interest has been capitalized.

Construction in progress, compost projects consists of the following:

          PROJECT                                             AMOUNT
          -------                                           ----------
          Newark, New Jersey                                $5,082,366
          Miami, Florida                                     2,773,798
          Chicago, Illinois                                    784,887
          Monmouth, New Jersey                                 892,551
          Gloucester, New Jersey                               270,124
                                                            ----------
                                                            $9,803,726
                                                            ----------
                                                            ----------

INTANGIBLE ASSETS

Intangible assets are being amortized on a straight-line method based on the estimated lives indicated below. Customer contract rights, deferred financing costs and lease incentive are being amortized over the life of the respective contracts or agreements.

Intangible assets consist of the following:

                                              Estimated           April 30,
                                                Life               1998
                                             ------------      -------------
          Customer contract rights           15 years          $ 30,777,821
          Deferred financing costs           1 to 3 years           951,203
          Goodwill                           20 years               475,085
          Lease incentive                    7 years                993,361
          Other                              5 to 20 years          260,368
                                                               ------------
                                                                 33,457,838
          Less- Accumulated amortization                         (1,779,038)
                                                               ------------
                                                               $ 31,678,800
                                                               ------------
                                                               ------------

Amortization expense for intangible assets was $82,989 and $1,671,948 for the years ended April 30, 1997 and 1998, respectively.

REVENUE RECOGNITION

Tipping fees, the Company's principal source of revenue in the year ended April 30, 1998, are recognized upon the receipt of the organic waste at the Company's transfer site. Costs to transport and dispose of the waste are accrued upon receipt of the waste. The revenue generated from the sale of compost and soil products will be recognized upon shipment.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company's customer base principally comprises companies within the waste disposal industry and municipal authorities. The Company does not require collateral from its customers.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, restricted project fund trust account, accounts receivable, accounts payable and debt instruments. The book values of cash and cash equivalents, restricted project fund trust account, accounts receivable and accounts payable are considered to be representative of their respective fair values. None of the Company's debt instruments that are outstanding as of April 30, 1998 have readily ascertainable market values; however, the carrying values are considered to approximate their respective fair values. See
Notes 6, 7, 8 and 9 for the terms and carrying values of the Company's various debt instruments.

NET LOSS PER COMMON SHARE

The Company adopted SFAS No. 128, "Earnings Per Share" as of April 30, 1998. In accordance with SFAS No. 128, prior period earnings per share amounts have been restated to conform with SFAS No. 128. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common stockholders by the weighted average Common shares outstanding and diluted earnings per share which reflects the dilutive effect of Common stock equivalents such as stock options and warrants, unless the inclusion would result in antidilution. Inclusion of the Common stock equivalents in the diluted net loss per share calculation would be antidilutive and, therefore, such shares are not included in the calculation.

The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:

                                                                           Year Ended April 30
                                                                     ------------------------------
                                                                         1997             1998
                                                                     ------------      ------------
Net loss available for Common stockholders per statements of
   operations                                                        $ (5,921,603)     $(14,665,304)

Preferred stock dividends not declared                                       --             887,562
                                                                     ------------      ------------
Net loss available for Common stockholders used for basic
   and diluted net loss per Common share                             $ (5,921,603)     $(15,552,866)
                                                                     ------------      ------------
                                                                     ------------      ------------

Weighted average Common shares outstanding during year                 15,781,015        28,135,231

Dilutive effect of Common stock to be issued for preferred stock
    dividends not declared                                                   --             151,720
                                                                     ------------      ------------
Weighted average Common and Common equivalent shares
    used for basic and diluted net loss per Common share               15,781,015        28,286,951
                                                                     ------------      ------------
                                                                     ------------      ------------

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Management believes that the adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS
No. 131 applies to all public companies and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires that business segment financial information be reported in the financial statements utilizing the management approach. The management approach is defined as the manner in which management organizes the segments within the enterprise for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. Management believes that the adoption of SOP 98-5 will not have a material impact on the Company's financial position or results of operations.

SUPPLEMENTAL CASH FLOW INFORMATION

The following table displays the noncash assets and liabilities that were consolidated as a result of business acquisitions (see Note 5):

                                                             Year Ended
                                                             April 30
                                                 ------------------------------
                                                     1997              1998
                                                 ------------      ------------
     Noncash assets (liabilities):
       Accounts receivable, net                  $       --        $  2,657,891
       Prepaid expenses and other                        --             168,519
       Property and equipment                            --          12,072,753
       Intangibles                                    860,861        29,531,555
       Other assets                                      --             219,250
       Accounts payable and accrued expenses         (138,361)       (1,516,363)
       Deferred income taxes                             --         (10,231,091)
       Long-term debt                                    --          (7,023,874)
                                                 ------------      ------------
     Net noncash assets acquired                      722,500        25,878,640
     Less- Common and Preferred stock issued         (397,500)       (6,120,000)
                                                 ------------      ------------
       Cash paid, net of cash acquired           $    325,000      $ 19,758,640
                                                 ------------      ------------
                                                 ------------      ------------

The following additional noncash investing and financing activities occurred:

                                                                        Year Ended
                                                                         April 30
                                                                -------------------------
                                                                   1997          1998
                                                                ----------     ----------
     Common stock issued for purchase of property, plant
       and equipment                                            $  762,500     $  200,000
     Common stock issued for consulting services                 1,793,822      1,677,249
     Common stock issued for compost project costs                 471,750        420,914
     Common stock issued for investment in joint venture              --        1,953,576
     Common stock issued for payment of liability                  606,760           --
     Conversion of note payable into Common stock                     --        1,261,338
     Common stock options granted for compost project costs           --          226,939
     Common stock options granted on sale of Preferred and
       Common stock                                                   --        2,479,942
     Common stock issued for deferred financing costs                 --          170,000
     Common stock options granted for consulting services             --          175,050
     Conversion of Preferred stock to note payable                    --        1,000,000
     Preferred stock issued for investment in joint venture           --          612,500
     Mortgage payable for land acquisition                            --          794,000

RECLASSIFICATIONS

Certain reclassifications of prior year balances have been made to conform with the current year classification of such balances.

5.       BUSINESS ACQUISITIONS:

On November 3, 1997, the Company acquired all of the outstanding Common stock of EPIC (formerly known as R.J. Longo Construction Co., Inc.) for $26,120,000. EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. The purchase price was paid in cash of $20,000,000, the issuance of 39,000 shares of the Company's Series A Preferred Stock valued at $1,365,000, 21,000 shares of the Company's Series C Preferred Stock valued at $1,050,000 and 3,447,182 shares of the Company's unregistered Common stock valued at $3,585,000. In addition, in May 1997, the Company's President transferred 100,000 shares of his personal holdings of the Company's unregistered Common stock valued at $120,000, on behalf of the Company, as part of the negotiations of the original letter of intent for the EPIC acquisition. This transfer of the President's shares was recorded as a capital contribution as of the date of the transaction based on the closing bid price per share. The purchase price of $26,706,525, including the related transaction expenses of $586,525 was allocated to the fair value of the net assets acquired, with $29,531,555 allocated to customer contract rights under the purchase method of accounting. In addition, the Stock Purchase Agreement contains a provision for additional payments based on the future operating results, as defined, if two specific customer contracts are entered into by EPIC within a specified period. The cash portion of the purchase price was funded primarily from proceeds from the sale to one investor of 130,000 shares of the Company's Series A Preferred stock valued at $3,829,077 (net of expenses of $720,923), 70,000 shares of the Company's Series C Preferred stock valued at $1,217,146 (net of expenses of $532,854 and a conversion preference of $1,750,000 (see Note 11)) and 11,490,609 shares of the Company's unregistered Common stock valued at $10,069,335 (net of expenses of $1,880,665). The Series A Preferred stock, Series C Preferred stock and unregistered Common stock amounts were determined by an appraisal by an independent party.

See Note 11 regarding certain exchange rights for the Series A and Series C Preferred stock issued as part of the EPIC acquisition.

On October 2, 1996, the Company acquired all of the outstanding Common stock of American Soil, Inc. for $855,000. American Soil, Inc. is in the business of composting vegetative waste at a leased site in Freehold, New Jersey. The purchase price was paid in cash of $325,000 and the issuance of 150,000 shares of the Company's registered Common stock valued at $397,500. In addition, the Company has recorded $132,500 of additional purchase price during the year ended April 30, 1998. The purchase price of $855,000 was allocated to the fair value of the net assets acquired, with $993,361 allocated to a lease incentive intangible asset under the purchase method of accounting.

On March 1, 1996, Miami Recycling and Composting Company, Inc. (see Note 10) acquired all of the outstanding Common stock of Bedminster Seacor Services Miami Corporation from Bedminster Bioconversion Corporation for $500,000. Bedminster Seacor Services Miami Corporation was in the early stages of permitting a composting facility in Miami, Florida. The purchase price was paid with the issuance of 200,000 shares of the Company's unregistered Common stock and warrants to purchase 300,000 shares of the Company's unregistered Common stock at $6.00 per share. The purchase price of $500,000 was allocated to the fair value of the net assets acquired under the purchase method of accounting. In addition, Bedminster Bioconversion Corporation is entitled to future payments of $400,000 upon the financing of the Miami facility, a fee of $200,000 three years after commencement of operations at the Miami facility and an additional fee of $200,000 six years after commencement of operations at the Miami facility. Bedminster Bioconversion Corporation will also receive 20% of the net cash flow, as defined, from the operation of the Miami facility. In addition, the Company agreed to an equipment supply agreement for certain solid waste services at the cost of equipment plus 10% provided that the Company is entitled to utilize Bedminster Bioconversion Corporation's technology.

The purchase price allocations for the above acquisitions are based on estimates, available information and certain assumptions and may be revised as additional information becomes available.

If the EPIC and American Soil, Inc. acquisitions had occurred on May 1,1996, unaudited pro forma revenues, net loss available to common stockholders and net loss per share would have been approximately $17,600,000, $10,700,000 and $0.33, respectively, for the year ended April 30, 1997 and $17,900,000, $16,500,000 and $0.44, respectively, for the year ended April 30, 1998. The pro forma financial information does not purport to represent what the Company's results of operations would have been had the acquisitions in fact occurred on May 1, 1996, or to project the Company's results of operations for any future period.

LONG-TERM DEBT:

                                                                    April 30,
                                                                      1998
                                                                   ----------
Mortgage note (including accrued interest of $542,242),
  principal payable on April 1, 1998, with interest at 7%
  payable on April 1, 1998, secured by certain land. As of
  April 30, 1998, the Company was not in compliance with
  this note as the principal is past due. This note was
  repaid in October 1998 (see Note 21)                           $  4,273,113

Note payable in three installments of $200,000 on or before
  June 30, 1999 and 2000, respectively, and $194,000 on or
  before June 30, 2000, interest at 12%, 8% and 6% per year, secured by certain land owned by the Company. The interest is payable annually in the Company's unregistered common
  shares beginning at June 30, 1999. The amount of common
  shares to be issued will be determined by dividing the
  dollar amount of interest payable by the average closing
  price of the Company's common shares for the five trading
  days prior to the interest payment date                             594,000

Promissory note payable, due on May 15, 1999, with interest
  payable monthly at 15% per year, secured by certain of the
  Company's assets                                                  1,000,000

Convertible promissory note due on November 1, 2000,
  interest at 10% per year payable with shares of the
  Company's Common stock at a conversion price of $2.50 per
  share, secured by certain assets of the Company,
  convertible at the lenders option into shares of Series B
  Preferred Stock at a conversion rate of $2.50 per share           2,000,000

Convertible debenture due on November 26, 1999, interest at
  10% per year payable monthly, 300,000 registered shares of the Company's Common stock are pledged as collateral,
  convertible at the lenders option into shares of Common
  stock at a conversion rate equal to 65% of the bid price
  for the five days immediately preceding the conversion
  date                                                                600,000

Note payable in monthly installments of $69,000 including
  interest at 9% per year, repaid on June 17, 1998 with new
  financing (see Note 21)                                           4,810,522

Notes payable in monthly installments of $48,493 including
  interest at 9.9% per year, repaid on June 17, 1998 with
  new financing (see Note 21)                                       1,473,538

Note payable in monthly installments of $6,802 including
  interest at 8% per year, repaid on June 17, 1998 with new
  financing (see Note 21)                                             227,101

Note payable, no stated maturity date, with interest at
  10.5% per year payable at maturity, unsecured                       264,871

Note payable due on January 26, 1999, with interest at 8%
  per year payable at maturity, secured by certain assets of
  the Company                                                         200,000

Notes payable to individuals, due on demand after April
  1999, with interest payable on demand after April 1999 at
  10% per year, unsecured                                             174,895

Convertible notes payable to individuals, due in May 1999,
  with interest payable at maturity at 9% per year,
  unsecured                                                            67,500

Other notes payable                                                   430,649
                                                                   ----------
                                                                   16,116,189
Less- Current portion                                              (1,552,768)
                                                                   ----------
                                                                 $ 14,563,421
                                                                   ----------
                                                                   ----------

Maturities of long-term debt as of April 30, 1998 are as follows:

         April 30
         --------
          1999                                             $ 1,552,768
          2000                                               7,885,010
          2001                                               3,506,785
          2002                                                 629,920
          2003                                                 522,659
          2004 and thereafter                                2,019,047
                                                           -----------
                                                           $16,116,189
                                                           -----------
                                                           -----------

7.       NOTES PAYABLE:

                                                                    April 30,
                                                                     1998
                                                                    -------
          Note payable to bank, due on demand, with interest at
            9 1/2% per year. This note was repaid in July 1998      $90,000
                                                                    -------
                                                                    $90,000
                                                                    -------
                                                                    -------

8.       RESTRICTED PROJECT BONDS PAYABLE:

On December 30, 1997, the New Jersey Economic Development Authority (the Authority), issued $90,000,000 of Solid Waste Disposal Facility Revenue Bonds (the Bonds) to finance the costs of constructing the Company's Newark, New Jersey composting project. The Bonds were issued with an initial term ending on the earlier of December 15, 1998 or such earlier date as permitted under the Bond Agreement and bear interest at a rate of 3.95% per year during the initial term. During the initial term, First Union National Bank (the Trustee) will hold the $90,000,000 plus the interest earned in order to provide for payment of interest to the bondholders during the initial term, and if necessary, the $90,000,000 is available to pay the principal owed to the bondholders at the end of the initial term.

On December 15, 1998, the Bonds were remarketed with an initial term ending on the earlier of June 15, 1999 or such earlier date as permitted under the Bond Agreement and bear interest at a rate of 3.0% per year during the initial term. During the initial term, the Trustee will hold the $90,000,000 plus the interest earned in order to provide for payment of interest to the bondholders during the initial term, and if necessary, the $90,000,000 is available to pay the principal owed to the bondholders at the end of the initial term.

The Company must meet certain conditions, as described in the Bond Agreement, related to the planned construction project at the Newark, New Jersey site prior to the initial maturity date of June 15, 1999 in order to convert the Bonds to weekly, term rate or fixed rate Bonds, as described in the Bond Agreement. The final maturity on these Bonds after the conversion from the initial term will be December 1, 2022.

Since the initial maturity of the Bonds based on the remarketing is on June 15, 1999, the bonds have been classified in the accompanying balance sheet as a long-term liability with an offsetting amount, plus interest earned, as a long-term asset. Management believes that all of the conditions described in the Bond Agreement will be met prior to the initial maturity date.

9.       DUE TO RELATED PARTIES:

     Promissory notes payable, including accrued interest and
       accounts payable of $1,562,364, to VRH Construction Corp.
       (see Note 15), due on the earlier of the financial closing for the Newark project or May 15, 1999, interest accrues
       at 10% per year and is payable upon the date of maturity
       for the principal, secured by certain of the Company's
       assets                                                         $5,686,717

     Notes payable to former owner of EPIC, with interest payable at maturity at 10% per year , secured by certain of the
       Company's assets, repaid on June 17, 1998 with new
       financing (see Note 21)                                         1,676,189

     Note and advances payable, including accrued interest of
       $8,333, to Foundation Systems, Inc. (see Note 15), due on
       the earlier of the financial closing for the Newark
       project or June 15, 1999, interest accrues at 10% per year and is payable upon the date of maturity for the
       principal, unsecured                                              521,992

     Advances from Select Acquisitions, Inc. (see Note 15), due on the earlier of the financial closing for the Newark
       project or June 15, 1999, interest accrues at 10% per year and is payable upon the date of maturity for the
       principal, unsecured                                              130,127

     Advances, including accrued interest of $8,332 and accrued salary deferrals of $713,500, from the Company's
       President, due on the earlier of the financial closing for the Newark project or June 15, 1999, interest accrues on
       cash advance at 10% per year and is payable upon the date
       of maturity for the principal, unsecured                          776,832

     Deferred salary from an officer, payable on the earlier of the financial closing for the Newark project or
       June 15, 1999                                                     217,500
                                                                      ----------
                                                                      $9,009,357
                                                                      ----------
                                                                      ----------


10.      MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES:

Newark Recycling and Composting Company, Inc. (Newark Recycling) was incorporated in 1994 with Compost America Company of New Jersey, Ltd. (a wholly owned subsidiary of the Company) owning 75% and Prince George's Contractors, Inc., d/b/a Potomac Technologies, Inc., owning 25%. Newark Recycling is in the business of development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. The Company has consolidated the financial statements of Newark Recycling. In addition, Newark Recycling owns 100% of American BIO-AG Corporation (see Note 19). The minority shareholder's equity in Newark Recycling has been reduced to zero as a result of prior years' loss allocations; therefore, the Company has recognized the entire net loss for Newark Recycling for the year ended April 30, 1998.

Miami Recycling and Composting Company, Inc. (Miami Recycling) was incorporated in 1995 with the Company owning 80.1% and an outside consultant owning 19.9%. Miami Recycling is in the business of development, construction and operation of a sewer sludge composting facility in Miami, Florida. The Company has consolidated the financial statements of Miami Recycling. The minority shareholder's equity in Miami Recycling has been reduced to zero as a result of prior years' loss allocations; therefore, the Company has recognized the entire net loss for Miami Recycling for the year ended April 30, 1998.

11.      REDEEMABLE PREFERRED STOCK:

The Company has authorized 25,000,000 shares of Preferred stock (see Note 12) of which 277,500 have been designated as Redeemable Preferred stock.

The Company has authorized 169,000, 91,000 and 17,500 shares of Series A Redeemable Preferred Stock (Series A Preferred), Series C Redeemable Preferred Stock (Series C Preferred) and Series D Redeemable Preferred Stock (Series D Preferred) (collectively Redeemable Preferred Stock). The Series A, C and D Preferred is senior to all other equity securities in terms of dividends and liquidation preferences.

The holders of Series A Preferred are entitled to receive cumulative dividends of 8% per share per year, which are payable semi-annually on June 30 and December 31. Through November 3, 1999, dividends on the Series A Preferred are payable at the Company's option in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. After November 3, 1999, dividends on the Series A Preferred are payable only in cash. The holders of Series C Preferred are entitled to a non-cumulative dividend of 20% per share per year through May 3, 1999 and of 8% per share per year thereafter. Through May 3, 1999, dividends on the Series C Preferred are payable at the Company's option in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. After May 3, 1999, dividends on the Series C Preferred are payable semi-annually on June 30 and December 31 and are payable only in cash. The holders of Series D Preferred are entitled to receive cumulative dividends of 8% per share per year, which are payable semi-annually on June 30 and December 31. Through November 3, 1999, dividends on the Series D Preferred are payable at the Company's option in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. After
November 3, 1999, dividends on the Series D Preferred are payable only in cash.

The liquidation value on the Series A Preferred, Series C Preferred and Series D Preferred is $100 per share plus accrued dividends. The Series A, C and D Preferred have no voting rights, however, the consent of 66 2/3% of the holders' approval is required for certain transactions. One of the limitations included in the Series A and Series C Preferred agreement requires consent for the issuance of any new series of Preferred stock. The

Company issued 783,842 shares of the Company's unregistered Common stock in order to obtain the approval from the Series A and Series C Preferred holders for the issuance of the Series D Preferred stock in April 1998 (see Note 19). The value of the Company's Common stock issued, totaling $1,058,187, has been recorded as an additional dividend to the Series A and Series C Preferred holders. On November 3, 2004, the Company is required to redeem all of the outstanding shares of Series A Preferred, Series C Preferred and Series D Preferred at a redemption price per share of $100 plus accrued dividends. The Series A, C and D Preferred are valued in the accompanying consolidated balance sheet at the original investment, less transaction expenses, plus the calculated accretion and accrued dividends. The accretion is being recognized in order to record the Preferred stock at the per share redemption value as of the redemption date. In addition, each share of Series A, C and D Preferred stock is redeemable upon a change in control, as defined.

In addition, the Series A and Series C Preferred agreement contains certain covenants and restrictions which apply to EPIC including, but not limited to, restrictions on dividends or intercompany advances to other parties including the Company, limitations on additional indebtedness and limitations on capital expenditures.

Accumulated dividends payable as of April 30, 1998 were $450,667 on the Series A Preferred, $887,562 on the Series C Preferred and $3,938 on the Series D Preferred based on the Company's determination that the dividends would be paid in Common stock utilizing the applicable trading price during the period. Since the Series A dividends are cumulative and management indicated that they will be paid in Common stock, these dividends are recorded as Common Stock to be Issued in the accompanying balance sheet.

The Company has the right to redeem the outstanding shares of Series C Preferred through May 3, 1999 and the shares of Series A and D Preferred at any time for a redemption price per share of $100 plus accrued dividends. The Series C Preferred is convertible into Common stock after May 3, 1999 at the holders' option. Each share of Series C Preferred would be valued at $100 per share and would be convertible into Common stock at a per share price equal to 80% of the average trading price for the Company's Common stock on the conversion date, as defined. The Company has recorded a conversion preference of $1,750,000 in additional paid-in capital which will be accreted through May 3, 1999. At any time after November 3, 2000, the Series A, C and D Preferred is exchangeable, at the holders' option, for 9% Senior Subordinated Notes of the Company due on November 3, 2004, at the rate of $100 principal amount of such notes for each share of Preferred stock.

If at any time shares of both the Series A Preferred and Series C Preferred remain issued and outstanding and the Company is in default of any covenant or in the default of payments on any debt in excess of $100,000, then at their option, the holders of Series A Preferred have the right to exchange all of their shares of Series A Preferred for all the outstanding shares of Common stock of EPIC. In addition, even if not in default, the holders of the Series A Preferred have the right to exchange shares of Series A Preferred for all shares of Common stock of EPIC outstanding during the period from November 1, 1999 through October 31, 2000, but only if all or part of the Series C Preferred is outstanding. If such exchange is made, all shares of Series C Preferred and the 15,721,633 Common stock shares issued to the

Series A Preferred holders will be returned to the Company (see Note 5). This option shall be void upon payment in full of the Series C Preferred.

As of April 30, 1998, the Company is not in compliance with certain of its debt obligations, which would result in the holders of the Series A Preferred having the right to exchange their shares of the Company's Preferred and Common stock for the outstanding shares of EPIC. The Company has received a waiver from the Series A and Series C holders which waives their right, based on the noncompliance with certain of its debt obligations, to exchange their shares of Series A Preferred, Series C Preferred and Common stock for the outstanding EPIC Common stock. Management believes that they will obtain sufficient alternative financing to redeem the Series C holders prior to November 1, 1999, which as discussed above is the first date whereby the Series A and Series C Preferred holders can exercise their exchange right if the Company is not otherwise in default. Management believes that they will maintain compliance with the other provisions of the Preferred Stock Agreements until such alternative financing is obtained. The unaudited condensed financial data included in the Company's financial statements for EPIC is as follows:

                                                                            April 30,
                                                                               1998
                                                                         ---------------
Cash                                                                     $       384,611
Accounts receivable, net                                                       2,897,545
Prepaid expenses                                                                 442,686
Note receivable from Compost America Holding Company, Inc.                     1,727,923
Deferred tax assets                                                               59,029
Property, plant and equipment, net                                            11,185,659
Intangible assets, net                                                        28,798,455
Other assets                                                                     205,750
                                                                         ---------------

                  Total assets                                           $    45,701,658
                                                                         ---------------
                                                                         ---------------


                                                                            April 30,
                                                                               1998
                                                                         ---------------
Current portion of long-term debt                                        $       889,128
Accounts payable and accrued expenses                                          1,677,342
Due to related party                                                           1,676,189
Long-term debt                                                                 5,622,037
Deferred income taxes                                                         14,170,986
                                                                         ---------------
                  Total liabilities                                           24,035,682
                                                                         ---------------
Due to Parent                                                                 24,445,997
Retained earnings (deficit)                                                   (2,780,021)
                                                                         ---------------

                  Total stockholder's equity                                  21,665,976
                                                                         ---------------
                  Total liabilities and stockholder's equity             $    45,701,658
                                                                         ---------------
                                                                         ---------------

                                                                         Year Ended
                                                                       APRIL 30, 1998

Revenues                                                               $     8,853,266
Operating costs and expenses                                                 7,818,045
Depreciation and amortization expense                                        1,950,442
Compensation for stock options                                               2,320,500
Interest expense, net                                                          270,435
Income tax provision (benefit)                                                (726,135)
                                                                     -----------------


Net income (loss)                                                      $    (2,780,021)
                                                                     -----------------
                                                                     -----------------


If at any time shares of all or part of both the Series C Preferred and Series D Preferred remain issued and outstanding and the Company is in default of any covenant or in the default of any payments on any debt in excess of $100,000, then at their option, the holders of Series D Preferred, but if and only if the holders of the Series C and Series A Preferred holders have exercised their option to exchange the Series C Preferred and the Series A Preferred for all of the outstanding Common stock of EPIC, have the right to exchange all of their shares of the Series D Preferred for all or a portion of the ownership interests in American Marine Rail, LLC (see Note 19). In addition, even if not in default, but only if shares of both Series D and Series C Preferred remain outstanding and the holders of the Series C and Series A Preferred have exercised their EPIC option (as described in the preceding paragraph), the holders of the Series D Preferred have the right to exchange shares of the Series D Preferred for American Marine Rail, LLC ownership interests during the period from November 1, 1999 through October 31, 2000. If such exchange is made by the Series D Preferred holder for the portion of American Marine Rail, LLC interest received on April 27, 1998, then the holder must also return the 1,627,980 shares of the Company's Common stock received on that date.

As previously discussed, as of April 30, 1998, the Company is not in compliance with certain of its debt obligations and this would result in the holders of the Series D Preferred having the right to exchange their shares of the Company's Preferred and Common stock for the Company's 33 1/3% ownership interest in American Marine Rail, LLC. The Company has received a waiver from the Series D holder which waives their rights, based on the noncompliance with certain of its debt obligations, to have the ability to exchange their shares of the Company's Series D and Common stock for the 33 1/3% ownership interest. As noted above, management plans to obtain alternative financing to redeem the Series C Preferred and if the Series C Preferred is redeemed the exchange provision on the Series D Preferred is no longer valid. Management believes that they will maintain compliance with the other provisions of the Preferred Stock until such alternative financing is obtained. The Company's total investment in American Marine Rail, LLC of $1,493,872 is included in investment in joint venture on the accompanying balance sheet.

12. STOCKHOLDERS' EQUITY:

COMMON STOCK

The Company has authorized 100,000,000 shares of Common stock.

During the year ended April 30, 1997, the Company sold 314,239 shares of Common stock for cash proceeds of $760,717 at per share prices ranging from $1.00 to $3.00. The Company incurred transaction expenses of $23,564 related to the sales of Common stock. In addition, the Company issued 150,000 shares of Common stock for a business acquisition (see Note 5) which were valued at $397,500 or $2.65 per share. The Company also issued 305,000 shares of Common stock for the purchase of land which were valued at $762,500 or $2.50 per share. The Company also issued 251,000 shares of Common stock for the repayment of outstanding liabilities of $606,760. The Company also issued 2,165,238 shares of Common Stock for services rendered which were valued at $2,265,572, at per share prices ranging from $.09 to $5.00. These shares were valued based upon the fair value of the services rendered since that value was more reliably determinable than the fair value of the Common stock issued.

During the year ended April 30, 1998 the Company issued 11,490,609 shares of Common stock as part of a combined transaction with the Series A Preferred and Series C Preferred (see Note 11) which were valued at $11,950,000 or $1.04 per share. The Company incurred transaction expenses of $1,880,665 related to the sale of Common stock. These shares were valued by an independent appraiser. The Company also sold 955,000 shares of Common stock for cash proceeds of $1,907,559 at per share prices ranging from $0.50 to $2.50. Included in the 955,000 shares of Common stock sold for cash proceeds were two sale transactions with the same investor, one in August 1997 and one in September 1997, for the sale of 250,000 shares of Common stock from the Company for cash proceeds of $500,000. As part of these sale transactions, four of the Company's current stockholders (one of which is the Company's President, one of which is the Company's attorney, one of which is a Director of the Company, and one of which is an entity whose President is a Director of the Company) transferred 150,000 and 300,000 shares, respectively, from their personal holdings of the Company's Common stock to the new investor on behalf of the Company. These transfers of the existing stockholders shares were recorded as capital contributions as of the date of these transactions. In addition, the Company issued 3,447,182 shares of Common stock for a business acquisition (see Note 5) which were valued at $3,585,000 or $1.04 per share based on an independent appraisal. In addition, the Company issued 1,627,980 shares of Common stock in connection with an acquisition of a joint venture (see Note 20) which were valued at $1,953,576, or $1.20 per share. The Company also issued 200,000 shares of Common stock for the acquisition of certain property which were valued at $200,000. The Company also issued 541,478 shares of Common stock which were recorded at $1,261,338 for the repayment of outstanding liabilities of $600,000. The Company issued 116,991 shares of Common stock for payment of dividends on Preferred stock which were valued at $263,230. The Company issued 783,842 shares of Common stock valued at $1,058,187 to obtain the approval from the Series A and Series C Preferred holders for a new series of Preferred stock which was recorded as an additional dividend to the Series A and Series C Preferred holders (see Note 11). The Company also issued 2,026,575 shares of Common stock for services rendered which were valued at $1,985,463, at per share prices ranging from $0.50 to $3.06. These shares were valued based upon the fair value of the services rendered, if reliably determinable, since that value was more reliably determinable than the fair value of the Common stock issued. If the fair value of the services rendered was not reliably determinable these shares were valued based upon the fair value of the Common stock issued.

The Company has committed to two stockholders as part of certain Common stock grants for asset acquisitions to guarantee a minimum per share price if the stockholders elect to sell their shares, based on certain limitations as specified in the agreements. The agreement with one stockholder who holds 200,000 shares of unregistered Common stock includes a guaranteed value of $1.00 per share through April 26, 1998, $2.00 from April 27, 1998 to October 26, 1998 and $2.50 from October 27, 1998 to January 26, 1999. The agreement with the other stockholder who holds 12,500 shares of unregistered Common stock includes a guaranteed value of $1.00 per share through May 1998, $2.00 from June 1998 to November 1998 and $2.50 from December 1998 to February 1999. The Company has recorded an accrual as of April 30, 1998 for the difference between the minimum per share prices noted above and the closing bid price per share as of April 30, 1998.

PREFERRED STOCK

The Company has authorized 25,000,000 shares of Preferred stock, of which 5,000,000 shares have been designated as Series B Convertible Preferred stock (Series B Preferred) and 277,500 shares have been designated as Series A, C and D Preferred Stock (see Note 11). The Series B Preferred is senior to the Common stock, but junior to the Series A, C and D Preferred Stock, in terms of dividends and liquidation preferences. The liquidation value on the Series B Preferred is $2.50 per share plus accrued dividends.

The holders of Series B Preferred are entitled to receive cumulative dividends at the rate of one share of Common stock for every ten shares of Series B Preferred, payable on April 30 of each year. Each share of Series B Preferred is convertible into one share of Common stock at any time after September 15, 1997, at the holders' option. The Company has no rights of redemption on the Series B Preferred. The Series B Preferred has no voting rights.

Accumulated dividends payable on the Series B Preferred as of April 30, 1998 were $57,658 based on the 39,303 shares of Common stock to be issued utilizing the applicable trading price. These dividends are recorded as Common Stock to be issued in the accompanying balance sheet.

In July 1997, the Company sold 400,000 shares of Series B Preferred for proceeds of $867,737, net of transaction expenses of $132,263. As part of this sale transaction, one of the Company's current stockholders, an entity whose President is also a Director of the Company, transferred 700,000 shares of the Company's Common stock from its personal holdings of the Company's Common stock to this new Series B Preferred stockholder on behalf of the Company (see Notes 20 and 21). In September 1997, the Company sold 400,000 shares of Series B Preferred for proceeds of $782,738, net of transaction expenses of $217,262. As part of this sale transaction, one of the Company's current stockholders, an entity whose

President is also a Director of the Company, transferred 100,000 shares of the Company's Common stock from its personal holdings of the Company's Common stock to this new Series B Preferred stockholder on behalf of the Company (see Notes 20 and 21). These transfers of the existing stockholders shares were recorded as capital contributions as of the dates of the transactions with the total proceeds from the two sale transactions of $1,650,475, allocated between the Series B Preferred for $905,653 and Common stock for $744,822, based on the relative fair values as of the date of the transactions.

In addition, in August 1997, the Company sold 1,000 shares of Series B Preferred for proceeds of $2,500, or $2.50 per share. On November 3, 1997, 400,000 shares of the Class B Preferred were converted into a $1,000,000 promissory note (see
Note 7). As part of this conversion the Company recorded an expense of $373,810 for the difference between the net value in the Series B Preferred account and the promissory note balance.

13.      COMMON STOCK WARRANTS AND OPTIONS:

The following table summarizes Common stock warrant activity:


                                                                                           Weighted
                                                                                            Average
                                                                         Range of          Exercise
                                                      Number of          Exercise          Price Per
                                                         Shares            Prices              Share
                                                    ---------------   ---------------    -----------
Warrants outstanding at April 30, 1996                      933,397   $   0.83 - 6.00    $      2.70
   Granted                                                  235,598       1.17 - 2.50           1.93
                                                    ---------------   ---------------    -----------

Warrants outstanding at April 30, 1997 and 1998           1,168,995   $  0.83 - $6.00    $      2.58
                                                    ---------------   ---------------    -----------
                                                    ---------------   ---------------    -----------


As of April 30,1998, all of the outstanding Common stock warrants are vested.

The Company adopted an Employee and Consultant Stock and Stock Option Plan (the
Plan) effective on October 1, 1996, whereby, 2,000,000 shares of Common stock may be granted to key employees and consultants. The Plan is administered by the Board of Directors. Stock options granted under the Plan are nonqualified options with an exercise price and vesting terms set by the Board of Directors. As of April 30, 1998, a total of 1,805,000 Common stock options have been granted under the Plan.

In addition to the stock options granted under the Plan, the Company has issued several other individual stock option agreements to various employees and consultants with vesting terms and exercise prices set by management or the Board of Directors.

The following table summarizes Common stock option activity:

                                                                                           Weighted
                                                                                            Average
                                                                         Range of          Exercise
                                                      Number of          Exercise          Price Per
                                                         Shares            Prices              Share
                                                    ---------------   -----------------  ------------
Options outstanding at April 30, 1996                     2,634,875   $    2.00 - $9.00  $       2.51
   Granted                                                1,870,834        2.00 -  5.00          2.73
                                                    ---------------   -----------------  ------------

Options outstanding at April 30, 1997                     4,505,709       2.00 -   9.00          2.62
   Granted                                                5,406,049       0.01 -   6.00          1.89
   Exercised                                               (524,960)      0.01 -   6.00          2.86
   Canceled                                                (750,000)               3.00          3.00
                                                    ---------------   -----------------  ------------


Options outstanding at April 30, 1998                     8,636,798   $    1.00 - $9.00  $       2.05
                                                    ---------------   -----------------  ------------
                                                    ---------------   -----------------  ------------


During the year ended April 30, 1998, one consultant who had options to purchase 300,000 shares of the Company's Common stock completed a cashless exercise transaction which resulted in the issuance of 194,120 shares of Common stock. The Company recorded an expense of $203,824 as a result of this transaction, which is included in selling, general and administrative expenses in the accompanying statement of operations.

The following table summarizes information regarding stock options outstanding at April 30, 1998:

                                     Options Outstanding                           Options Exercisable
                    -----------------------------------------------------   ------------------------------
                                            Weighted          Weighted
                                            Average           Average                             Weighted
     Range of             Number           Remaining          Exercise           Number           Average
     Exercise         Outstanding at      Contractual        Price Per       Exercisable at       Exercise
     Prices           April 30, 1998      Life in Years         Share       April 30, 1998          Price
---------------     ----------------    ----------------  ---------------   ----------------  -----------
$1.00  -  $2.50             7,611,798           3.76      $       1.80            6,361,798   $       1.96
3.00  -    5.00               975,000           3.72              3.59              975,000           3.59
     9.00                      50,000           3.00              9.00               50,000           9.00

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants. The disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation" were adopted by the Company in the year ended April 30, 1997. Had compensation cost for options granted after December 15, 1995 been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                                                              Year Ended April 30
                                                                       ---------------------------------
                                                                             1997              1998
                                                                       ---------------   ---------------
           Net loss available for common stockholders
               used for net loss per Common share (see
               Note 4)                                                 $    (5,921,603)  $   (15,552,866)
           Pro forma net loss available for common
               stockholders used for net loss per Common
               share                                                        (8,474,208)      (15,943,733)
           Net loss per share, basic and diluted                                (0.38)           (0.55)
           Pro forma net loss per share, basic and diluted                      (0.54)           (0.56)

The weighted average fair value of each stock option granted during the years ended April 30, 1997 and 1998 was $0.90 and $4.27, respectively. As of April 30, 1998, the weighted average remaining contractual life of each stock option outstanding was 3.7 years. The weighted average remaining contractual life of each stock option granted during the years ended April 30, 1997 and 1998 was 4.8 and 3.6, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption:

                                                                         Year Ended April 30
                                                                  ---------------------------------
                                                                        1997              1998
                                                                  ---------------   ---------------
           Risk-free interest rate                                        6.02%               5.87%
           Expected dividend yield                                            --                --
           Expected life                                                  4 years           4 years
           Expected volatility                                              50%               50%


Because additional option grants are expected to be made each year, the above pro forma disclosures are not representative of pro forma effects on reported net income or loss for future years.

During the year ended April 30, 1998, the Company granted 2,100,000 stock options to employees for which the Company has recorded deferred compensation based upon the difference between the deemed value for accounting purposes of the Company's Common stock and the exercise price per share on the date of option grant. The deferred compensation balance will be amortized as compensation expense over the option vesting periods which range from one to five years.

In addition, during the year ended April 30, 1998, the Company issued stock options to various outside consultants for services rendered most of which had exercise prices in excess of the trading prices on the date of grant. These stock option grants have been accounted for under the provisions of SFAS No. 123 using the Black-Scholes option pricing model with the value of the options recorded as expense, deferred financing costs, project capitalizable costs or equity related costs, as appropriate.

14.      EMPLOYEE BENEFIT PLANS:

Certain employees of EPIC are covered by union-sponsored, collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated labor contracts. Pension expense for these plans was $21,008 for the period from the date of acquisition of EPIC (November 3, 1997) to April 30, 1998.

15.      OTHER RELATED PARTY TRANSACTIONS:

The shareholders of VRH Construction Corporation (VRH) are also shareholders of the Company. The Company has engaged in various transactions with VRH including advances, notes payable and office leasing. VRH is the construction manager for the Newark, New Jersey composting facility. A summary of activity with VRH is as follows:

                                                            April 30,
                                                              1998
                                                            ----------
          Notes payable to VRH (see Note 9)                 $4,124,355
          Accounts payable to VRH (see Note 9)                 443,118
          Accrued interest payable to VRH (see Note 9)       1,119,244
          Capitalized project costs                            194,629

                                                 Year Ended April 30
                                            ----------------------------
                                                1997            1998
                                            --------------   -----------
          Interest expense                     $411,720       $321,379
          Other                                    --           99,262


The Company has acquired all composting projects and technology from Bedminster Bioconversion, Inc., through Select Acquisitions, Inc., an entity whose President is also a member of the Company's Board of Directors and a shareholder of the Company. The Company has various transactions with Select Acquisitions, Inc. including advances, consulting services and notes payable. A summary of activity with Select Acquisitions, Inc. is as follows:

                                                              April 30,
                                                                1998
                                                              ----------
          Advances from Select Acquisitions, Inc.
              (see Note 9)                                     $54,160
          Notes payable to Select Acquisitions, Inc.
              (see Note 9)                                      48,900
          Accrued interest payable to Select
              Acquisitions, Inc. (see Note 9)                   27,067

                                  Year Ended April 30
                                 --------------------
                                    1997      1998
                                 ---------   --------
          Interest expense        $    --     $ 4,738
          Other                        --      15,000

The Company has received advances from certain officers (see Note 9). The Company has also received a loan of $90,000 from Foundation Systems, Inc., an entity owned by a former officer and current shareholder of the Company (see
Note 9). In addition, the Company has received advances from Foundation Systems, Inc. for $431,992 (see Note 9).

The Company has received site development and reclamation services related to the Miami project totaling $690,264 for the year ended April 30, 1998 from Resource Reclamation, Inc., an entity owned by the individual who owns 19.9% of Miami Recycling (see Notes 10 and 20). These costs have been capitalized in construction in progress account as of April 30, 1998. No services were provided to the Company by Resource Reclamation, Inc. prior to the year ended April 30, 1998.

In addition, the Company has various transactions with several consultants and service providers who are also minority shareholders of the Company. Management believes that all of these transactions were conducted on an arms' length basis. None of these transactions are individually considered material.

In addition to the transfers of personal holdings of Common stock on behalf of the Company by certain current shareholders discussed in Notes 5, 12 and 20, the Company's President transferred 100,000 shares of his personal holdings of the Company's Common stock valued at $275,000 as part of a settlement agreement related to a mortgage note. This transfer of the President's shares was recorded as a capital contribution as of the date of the transaction based on the closing bid price per share. As part of the settlement agreement the Company recorded an expense of $275,000 related to the value of the shares transferred to the mortgage note holder.

16.      INCOME TAXES:

The provision (benefit) for income taxes consists of the following:

                                                     Year Ended April 30
                                                ----------------------------
                                                   1997            1998
                                                ------------   ------------
          Current:
            Federal                              $      --      $      --
            State                                       --             --
                                                 -----------    -----------
               Total current benefit                    --             --
                                                 -----------    -----------
          Deferred:
            Federal                               (1,839,003)    (1,741,559)
            State                                   (344,813)      (335,112)
                                                 -----------    -----------
               Total deferred benefit             (2,183,816)    (2,076,671)
                                                 -----------    -----------
          Increase in valuation allowance          2,183,816           --
                                                 -----------    -----------
                                                 $      --      $(2,076,671)
                                                 -----------    -----------
                                                 -----------    -----------

At April 30, 1998, the Company has net operating loss carryforwards of approximately $15,000,000 which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership.

The effective tax rate on income before income taxes is reconciled to the statutory federal income tax rate, as follows:


                                                      Year Ended April 30
                                             -----------------------------------
                                                    1997             1998
                                             ---------------  ------------------
     Statutory federal rate                       (34.0)%          (34.0)%
     State income taxes, net of federal
       income tax benefit                         (4.0)            (4.0)
     Income tax benefit recorded as
       part of purchase accounting for EPIC        --              12.6
     Deferred compensation not deductible          --               6.9
     Other                                         1.1              3.3
     Valuation allowance                          36.9               --
                                             ---------------  ------------------
                                                   -- %          (15.2)%
                                             ---------------  ------------------
                                             ---------------  ------------------


As of November 3, 1997 (the date on which the EPIC acquisition was completed), the Company had approximately $5,000,000 of deferred income tax assets for which a valuation allowance had been established. Based upon the application of purchase accounting for the EPIC transaction a significant deferred income tax liability was recorded and, as a result, the valuation allowance on the deferred income tax asset was no longer required. Under the provisions of SFAS No. 109, "Accounting for Income Taxes" the impact of the reversal of the valuation allowance is recorded as part of the EPIC purchase accounting resulting in a reduction in customer contract rights.

The following is a summary of the deferred income tax assets and liabilities:

                                                            April 30,
                                                              1998
                                                         ------------
          Deferred tax assets:
            Accrued compensation                         $    204,261
            Deferred compensation                             245,700
            Property and equipment                            225,658
            Provision for bad debts                            40,000
            Net operating losses                            5,586,647
                                                         ------------
                        Total deferred tax assets           6,302,266
                                                         ------------
          Deferred tax liabilities:
            Intangible asset basis differences            (11,370,972)
            Property and equipment basis differences       (3,045,714)
                                                         ------------
                        Total deferred tax liabilities    (14,416,686)
                                                         ------------
          Net deferred tax (liabilities)                 $ (8,114,420)
                                                         ------------



17.      CUSTOMER INFORMATION:

The Company's operations are conducted in one business segment with its customers located primarily in New York and New Jersey. The following table summarizes those customers as a percentage of net sales whose net sales are in excess of 10% of net sales:

                                                         Year Ended
                                                          April 30
                                                            1998
                                                         -----------
          CUSTOMER
         ----------
               A                                            26%
               B                                            24%
               C                                            16%
               D                                            13%

In September 1997, EPIC was awarded a 15-year take or pay contract from New York City for biosolids disposal. The contract requires a minimum volume of 225 tons per day at an initial rate of $98 per ton, subject to escalation as defined. The contract became effective on June 22, 1998. The Company was required to obtain a surety bond as part of the terms of this contract (see Note 21).

18.      SUPPLIER CONCENTRATION:

The operations at EPIC are currently dependent upon the use of railroad facilities and rail transportation from a sole source. The operations at EPIC have historically not been impacted by this dependence, however, this dependence involves several risks, including a potential inability to obtain an adequate alternative supply and reduced control over pricing, timely performance and quality.

A significant number of employees at EPIC are covered by collective bargaining agreements with two separate unions. The agreement with one of these unions expired in March 1997 and the union members are currently working on a month-to-month basis as the two parties are negotiating a new multi-year agreement.

19.      JOINT VENTURES:

American BIO-AG Corporation was formed in January 1995 as a joint venture to develop, own or lease, operate and farm biosolids beneficial use land application sites. The Company, Prince George's Contractors, Inc. d/b/a Potomac Technologies, Inc., (see Note 10) and an unrelated party each owned equal one-third of the joint venture. The Company accounted for its investment in the joint venture on the equity method through June 28, 1996. On June 28, 1996, the Company and Prince George's Contractors, Inc. d/b/a Potomac Technologies, Inc. contributed their joint venture interests to Newark Recycling and Composting Company, Inc. (see Note 10). On the same date, Newark Recycling and Composting, Inc. acquired the unrelated party's interest in the joint venture and certain other land application business assets for 305,000 shares of the Company's restricted Common stock valued at $762,500 and cash of $50,000.

On April 27, 1998, the Company issued 17,500 shares of Series D Preferred (valued at $612,500) and 1,627,980 shares of Common stock (valued at $1,953,576) in exchange for cash of $416,334, repayment of loans due to this investor of $350,000, consulting fees due to this investor of $538,079, a note receivable of $445,587 from American Marine Rail, LLC and a one-third ownership interest in American Marine Rail, LLC (valued at $954,155 including transaction expenses of $138,079). The Preferred stock was valued based on an independent valuation. As part of this agreement, the Company has assigned 7.5% of their 33 1/3% net cash flows in equity and net proceeds from sale, as defined, to the investor which sold the interest to the Company. In addition, the Company has committed to fund the future expenditures to be incurred for the final approval and development of the American Marine Rail, LLC operations. The value assigned to the ownership interest of $1,493,872 (including the note receivable of $445,587, the transaction expenses of $138,079 and additional expenses previously incurred related to this joint venture of $94,130) has been included in the investment in joint venture account on the accompanying balance sheet. Based on the start-up nature of this venture, there are no material equity accounts and this amount, with the exception of the note receivable, will be amortized over a 15-year period. This venture is also owned 30.3% by the individual who currently owns 25% of Newark Recycling. See Note 11 regarding terms for the Series D Preferred.

20.      COMMITMENTS AND CONTINGENCIES:

LEASE OBLIGATIONS

The Company leases office space, land and certain equipment under noncancellable operating leases. Rent expense under these leases for the years ended April 30, 1997 and 1998 was $67,300 and $270,462, respectively.

Future minimum rental payments as of April 30, 1998 on these leases are as follows:

                APRIL 30
                --------
                1999                             $275,614
                2000                              253,408
                2001                              121,545
                2002                                6,000
                2003                                4,000
                Thereafter                          4,000

EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain of its key executives. The agreements provide for minimum levels of compensation during current and future years and are subject to adjustment, as defined. In addition, certain of these agreements provide for a lump sum payment, as defined, upon termination without cause or upon a change in control.

Under one of these agreements, a portion of the annual salary is deferred until the Company has positive cash flow, as defined. As of April 30, 1998, there is $713,500 included in due to related parties related to this salary deferral. In addition, this agreement includes a provision for the payment of a $500,000 bonus upon the Company's listing on the NASDAQ system.

CONSULTING AGREEMENTS

The Company has a consulting agreement with an individual who owns 19.9% of Miami Recycling (see Note 10). This consultant will be paid a management fee equal to 30% of the distributable net income, as defined, from all facilities developed in Florida. In February 1997, the Company entered into a ten-year consulting agreement with this individual to provide consulting services in the management of solid waste and sewer sludge and in business development in Florida. As part of the consulting agreement, the individual was paid cash of $250,000, was issued 200,000 shares of the Company's Common stock valued at $300,000 and was issued options to purchase 500,000 shares of the Company's Common stock at an exercise price of $2.00 per share. The total cost of this agreement has been capitalized as part of the construction in progress account for the Miami Recycling project. In addition, as part of the negotiation process for this consulting agreement in February 1997 the Company's President transferred 200,000 shares of his personal holdings of the

Company's unregistered Common stock on behalf of the Company. In addition, upon the closing of financing and commencement of operations for composting facilities in Florida, the consultant will be paid a cash fee and options to purchase shares of the Company's Common stock at $2.00 per share based on the terms outlined in the agreement. In addition, the Company has agreed to contract exclusively with the consultant for trucking services in Florida at negotiated competitive rates.

The Company has entered into various consulting agreements for investment banking services, development of land application business, financial consulting services and project development services for which the consultants receive cash payments, Common stock or Common stock options in exchange for services provided. Certain of these consultants will receive future consideration based upon the completion of certain future events (financings, project approvals, etc.). Management believes that all of these consulting transactions represent arms' length charges for the services provided.

MIAMI CONTRACT COMMITMENT

In November 1996, the Company made a payment of $1,000,000 to secure performance of its obligations under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the Restated Agreement). Under the terms of Restated Agreement the commencement date of operations for its Miami Composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting the Company an additional extension through October 20, 2000 if the Company agreed to the additional provisions noted below. The resolution included provisions that the Company would agree to pay the City an amount equal to the City's recycling costs for each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the Company's performance under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of its obligations under the Restated Agreement. The $1,000,000 previously deposited payment has been capitalized in customer contract rights as of April 30, 1998. An amendment agreement including these provisions has been signed by the Company. The Company was recently notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, the Company has filed suit against the City of Miami in order to protect its rights under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998.

This suit against the City of Miami related to the Restated Agreement is still in the discovery stage. The case has been set for a non-jury trial during the week of July 26, 1999.

CONTRACTUAL DISPUTES

The Company is currently involved in two disputes with third parties whereby the third parties have filed lawsuits alleging breach of contractual obligations and have claimed damages of approximately $300,000 and $1,000,000, respectively. Management plans to vigorously defend itself against these claims and believes that the recorded liabilities for these matters as of April 30, 1998 are adequate. Management believes that the ultimate resolution of these matters will not have a material effect upon the Company's financial position or results of operations.

COMMON STOCK AND COMMON STOCK OPTIONS

As consideration for the transfer of one of the current stockholders personal holdings of the Company's Common stock on behalf of the Company (see Note 12), the Company has committed to issue either Common stock, or Common stock options or a combination of Common stock and Common stock options to this stockholder. As of April 30, 1998, the determination of the terms for these new issues has not been determined. In August and September 1998, the Company issued a total of 800,000 shares of the Company's Common stock as part of this commitment to the stockholder as reimbursement for the transfer of 800,000 shares of their personal holdings of the Company's Common stock (see Note 21). Management believes that no additional Common stock, Common stock options or other future consideration will be granted to the stockholders who transferred their personal holdings.

GOVERNMENT REGULATIONS

In the normal course of business and, as a result of the extensive governmental regulations of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state or local agencies. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of hazardous waste.

INSURANCE COVERAGE

The Company does not carry insurance coverage for environmental liability. In the event uninsured losses occur, the Company's results of operations and financial position could be adversely affected.

PAYROLL TAXES

The Company is in arrears for prior and current year's payroll taxes to federal and state taxing authorities of $173,687, of which $162,698 was from the acquisition of American Soil, Inc. Interest and penalties have been accrued. The Company and its officers are at risk for payment of taxes under the trust fund recovery systems. The Internal Revenue Service can cause liens to be recorded and judgements to be filed.

LITIGATION

In the normal course of business, the Company is a party to various claims and legal proceedings. Although the ultimate outcome of these matters is presently not determinable, management of the Company, after consultation with legal counsel, does not believe that the resolution of these matters will have a material effect upon the Company's financial position or results of operations.

21.      SUBSEQUENT EVENTS:

On June 17, 1998, EPIC issued a note for $10,000,000, of which $8,528,586 was used to repay existing notes, including interest and repayment penalties. The new note is payable in 36 monthly installments of $215,540 followed by 60 monthly installments of $95,811, which amounts include interest at 10% per year. The note is collateralized by substantially all of the assets of EPIC and is guaranteed by the Company. The note agreement contains covenants and restrictions including, among others, restrictions on the transfer of funds from EPIC to other entities including the Company and no defaults at EPIC under other agreements with amounts due in excess of $100,000. The agreement required EPIC to obtain a line of credit for at least $2,000,000, which was obtained on June 8, 1998. The former owner of EPIC and current President of EPIC has personally guaranteed the line of credit.

In June 1998, EPIC obtained a $11,800,000 surety bond which was required by the New York City contract which EPIC obtained in September 1997. As part of the terms of the surety bond, the former owner and current President of EPIC has personally guaranteed $3,000,000 on the Company's behalf and in return the former owner has required that the Company place $1,000,000 of the proceeds from the $10,000,000 note payable discussed above in an escrow account as security. The President of EPIC will be compensated on a monthly basis for this personal guarantee.

Subsequent to year-end, the Company has received written extensions for the original maturity terms on several accounts payable, accrued expenses and debt obligations, primarily amounts due from related parties, and such revised terms have been reflected in the April 30, 1998 financial statements.

On August 30, 1998 and September 15, 1998, the Company issued 700,000 and 100,000 shares, respectively, of the Company's Common stock to an entity which a current stockholder and Director is an officer, as consideration for the transfer of the entity's personal holdings of the Company's Common stock on behalf of the Company (see Notes 12 and 20). In connection with these Common stock grants the Company recorded an expense of approximately $900,000 based on the closing bid price per share on the date of the transaction. In connection with these 800,000 shares of Common stock issued, the Company also granted an additional 447,376 shares of Common stock to the shareholders who acquired the Series A, C and D Preferred in the year ended April 30, 1998. These additional shares of Common stock were granted based on management's representation to these new investors that they were acquiring a specified percentage ownership in the Company and since the 800,000 replacement shares related to a transaction prior to the new investors the additional 447,376 shares of Common stock would adjust the new investors to the specified percentage ownership. The fair value of these additional shares will be recorded as a Preferred stock dividend. Management believes that no additional Common stock or other equity securities will be issued in the future based on this representation of the specified percentage ownership.

On October 30, 1998, the Company issued a $10,500,000 note to a company affiliated with one of the Company's current shareholders and debt holders. The note bears interest at

10.5% and interest is payable upon the maturity date of the note which is the lesser of October 30, 2000 or financial closing for the Miami project. The note agreement includes provisions which restrict the proceeds for specific uses as follows: $4,612,000 for repayment of the mortgage note in default (see Note 6), $3,000,000 for the redemption of the Company's common stock owned by an affiliate of the lender, $440,000 for fees associated with the note payable and the remainder for general working capital and Miami project expenses. In connection with this transaction, the conversion of the $200,000 debenture payable into 159,670 shares of the Company's common stock in September of 1997 was rescinded. As part of this note agreement, the convertible debenture payable in the amount of $800,000, including the $200,000 rescinded amount, which is held by an affiliate of the noteholder will be converted into 1,406,593 shares of the Company's common stock. As noted above, as part of this note agreement the Company is required to utilize $3,000,000 for the redemption of 1,000,000 shares of the Company's common stock from an affiliate of the noteholder. In addition, as part of the note agreement the company affiliated with the note holder has certain rights to convert the 400,000 shares of the Company's Series B Preferred stock which it currently owns to Common stock on a one for one basis and then the right to put the Common stock back to the Company at a per share price of $3.10 as of the maturity date of the note payable. The company affiliated with the noteholder also has the right to put up to 50% of the shares of Common stock held as of the note closing date (which is 553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. The Company issued warrants to purchase 1,500,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.25 as part of the note agreement. The note payable bears interest at 10.5% with principal and interest payable on the earlier of two years from the closing date or the financial closing for the Miami, Florida compost project, as defined.