Form 10QSB
period 1998-07-31
COMPOST AMERICA HOLDING CO INC
filed 1999-02-19
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended July 31, 1998

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange
         Act;              For the transition period from          to

                            Commission File #0-27832

                  COMPOST AMERICA HOLDING COMPANY, INC.
 ................................................................
(Exact name of small business issuer as specified in its charter)

         New Jersey                            22-2603175
-------------------------------            ------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)


3000 Hadley Road    South Plainfield, New Jersey   07080
--------------------------------------------- ---------------
(Address of Principal Executive Offices)       (Zip Code)

Issuers's telephone number, including area code: (908)668-9335


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____ No_X____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1. Common Stock - 42,543,661 shares outstanding as at August 31, 1998.

Transitional Small Business Disclosure Format (check one):
Yes_____  No_X____

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       40 West 57th Street
                                       33rd  Floor
                                       New York, New York  10019

PART I. - FINANCIAL INFORMATION

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 1998
                                   (UNAUDITED)

                                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                         $        16,099
   Restricted cash                                                                                           821,000
   Restricted project fund trust account                                                                  92,769,375
   Accounts receivable, net of allowance of $117,422                                                       4,166,916
   Prepaid expenses and other                                                                                359,030
   Deferred income taxes                                                                                      56,078
                                                                                                     ---------------
                  Total current assets                                                                    98,188,498

PROPERTY, PLANT AND EQUIPMENT, net                                                                        31,065,665
CUSTOMER CONTRACT RIGHTS, net                                                                             28,302,158
OTHER INTANGIBLE ASSETS, net                                                                               2,624,768
INVESTMENT IN JOINT VENTURE                                                                                1,463,151
OTHER ASSETS                                                                                                 390,635
                                                                                                     ---------------
                                                                                                     $   162,034,875
                                                                                                     ---------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                                 $     3,785,949
   Restricted project bonds payable                                                                       92,769,375
   Due to related parties                                                                                  7,510,639
   Accounts payable                                                                                        3,179,335
   Accrued expenses                                                                                        4,802,667
                                                                                                     ---------------
                    Total current liabilities                                                            112,047,965
                                                                                                     ---------------
LONG-TERM DEBT                                                                                            15,006,977
                                                                                                     ---------------
DEFERRED INCOME TAXES                                                                                      7,252,992
                                                                                                     ---------------
MINORITY INTEREST                                                                                                --
                                                                                                     ---------------
SERIES A REDEEMABLE PREFERRED STOCK, no par value; 169,000 shares authorized; 169,000 shares
   issued and outstanding (liquidation value of $17,688,667)                                               5,953,657
                                                                                                     ---------------
SERIES C REDEEMABLE PREFERRED STOCK, no par value; 91,000 shares authorized;
   91,000 shares issued and outstanding (liquidation value of $10,595,890)                                 2,760,899
                                                                                                     ---------------
SERIES D REDEEMABLE PREFERRED STOCK, no par value; 17,500 shares
authorized; 17,500 shares issued and outstanding (liquidation value of $1,901,666)                           639,011
                                                                                                     ---------------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 25,000,000 shares authorized Series B
     Convertible, 5,000,000 shares authorized; 401,000 shares issued
       and outstanding                                                                                       281,963
   Common stock, no par value; 100,000,000 shares authorized; 40,754,347 shares issued and
     outstanding                                                                                          35,584,438
   Additional paid in capital                                                                             10,509,129
   Common stock to be issued, no par value; 631,179 shares to be issued and outstanding                      954,704
   Accumulated deficit                                                                                   (26,428,110)
   Deferred compensation                                                                                  (2,528,750)
                                                                                                     ---------------
                    Total stockholders' equity                                                            18,373,374
                                                                                                     ---------------
                                                                                                     $   162,034,875
                                                                                                     ---------------
                                                                                                     ---------------


    The accompanying notes are an integral part of this financial statement.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED JULY 31
                                                                    ---------------------------------------

                                                                          1997             1998
REVENUES:
   Net sales                                                        $           --   $     5,650,263
   Other                                                                    137,836              --
                                                                    ---------------  ---------------

                  Total revenues                                            137,836        5,650,263
                                                                    ---------------  ---------------

COSTS AND EXPENSES:
   Operating                                                                 14,784        4,153,964
   Selling, general and administrative                                    1,461,360        2,059,454
   Depreciation and amortization                                             57,297        1,121,353
   Compensation for stock options                                               --           148,750
                                                                    ---------------  ---------------

                  Total operating expenses                                1,533,441        7,483,521
                                                                    ---------------  ---------------

OPERATING LOSS                                                           (1,395,605)      (1,833,258)

INTEREST EXPENSE, net of interest income of $888,500 in 1998                304,291          993,601
                                                                    ---------------  ---------------

LOSS BEFORE INCOME TAXES                                                 (1,699,896)      (2,826,859)

INCOME TAX BENEFIT                                                               --          920,458
                                                                    ---------------  ---------------

LOSS AFTER INCOME TAXES                                                  (1,699,896)      (1,906,401)

LOSS IN EQUITY IN JOINT VENTURE                                                 --           (13,250)
                                                                    ---------------  ---------------

NET LOSS                                                                 (1,699,896)      (1,919,651)

PREFERRED STOCK DIVIDENDS                                                       --           500,099

ACCRETION ON PREFERRED STOCK                                                    --           587,408
                                                                    ---------------  ---------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                           $    (1,699,896) $    (3,007,158)
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------

NET LOSS PER COMMON SHARE:
     Basic                                                          $        (0.07)  $        (0.07)
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------
     Diluted                                                        $        (0.07)  $        (0.07)
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------

   The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED JULY 31
                                                                                  ------------------------------
                                                                                        1997           1998
OPERATING ACTIVITIES:
   Net loss                                                                       $  (1,699,896) $   (1,919,651)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                                     57,297       1,238,972
       Deferred compensation                                                                --          148,750
       Deferred income taxes                                                                --         (920,458)
       Loss in equity in joint venture                                                      --           13,250
       Stock issued for professional services                                           489,950         659,059
       Stock options issued for services                                                    --           42,993
       Changes in operating assets and liabilities-
         Restricted cash                                                                    --         (821,000)
         Accounts receivable, net                                                       (10,332)     (1,238,889)
         Prepaid expenses and other                                                      28,513          71,782
         Accounts payable                                                               290,439         309,156
         Accrued expenses                                                                   --        1,215,883
                                                                                  -------------- ---------------
                  Net cash used in operating activities                                (844,029)     (1,200,153)
                                                                                  -------------- ---------------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (201,898)     (1,155,082)
                                                                                  -------------- ---------------
                  Net cash used in investing activities                                (201,898)     (1,155,082)
                                                                                  -------------- ---------------
FINANCING ACTIVITIES:
   Proceeds from notes payable                                                           25,000             --
   Proceeds from long-term debt                                                          67,500      10,150,000
   Advances from (repayments to) related parties, net                                    50,000      (1,498,718)
   Repayment of notes payable                                                               --          (90,000)
   Repayment of long-term debt                                                          (50,000)     (7,170,804)
   Deferred financing costs                                                             (39,193)            --
   Proceeds from sale of Common stock, net                                                7,500         591,900
   Proceeds from sale of Series B Preferred stock, net                                1,000,000             --
                                                                                  -------------- ---------------
                  Net cash provided by financing activities                           1,060,807       1,982,378
                                                                                  -------------- ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     14,880        (372,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            8,012         388,956
                                                                                  -------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $      22,892  $       16,099
                                                                                  -------------- ---------------
                                                                                  -------------- ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                                                 $      46,820  $      197,488
   Cash paid for income taxes                                                     $         --   $          --

   The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BACKGROUND:

Compost America Holding Company, Inc. (the Company), formerly known as Alcor Energy and Recycling Systems, Inc., was incorporated in New Jersey. The Company will construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage sludge into a peat moss like product with agronomic benefits. The Company will be paid a "tipping fee," just as landfills and incinerators are paid, for receiving and processing the municipal solid waste and biosolids. The Company also will receive revenues from the sale of the compost it produces. The Company anticipates that it will be competitive with other waste management options by conveniently locating its plants to urban centers, thus eliminating the need to use local transfer stations and reducing the transportation costs associated with hauling waste to distant out-of-state landfills. The Company's first two development projects will be a fully enclosed composting facility in Newark, New Jersey, which is 75% owned by the Company and 25% owned by Prince George's Contractors, Inc., d/b/a Potomac Technologies, Inc., and a fully enclosed composting facility in Dade County, Florida, which is 80.1% owned by the Company and 19.9% owned by a local businessman.

The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection and Improvement Company (EPIC). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the three months ended July 31, 1998 were generated by EPIC.

2.       BASIS OF PRESENTATION:

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended April 30, 1998. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

3.       LIQUIDITY:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 1998, the Company had a working capital deficit of $13,859,467 and an accumulated deficit of $26,428,110. Included in the working capital deficit is $3,785,949 for the current portion of long-term debt and $7,510,639 for amounts due to related parties. In addition, as of July 31, 1998, the Company was not in compliance with one of its long-term debt agreements. This loan was repaid with the proceeds from a new loan in November 1998 and, as a result, has been classified as a long-term debt as of July 31, 1998. In addition, the Series A and Series D Preferred stockholders have certain rights to exchange their shares of the Company's Preferred and Common stock for the Common stock of EPIC and the Company's investment in American Marine Rail, LLC. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures.

On November 5, 1998, the Company issued a term note for $10,500,000 (see Note
12) in order to fund the Company's short-term working capital needs and to repay the Company's debt obligation which was past due as of July 31, 1998. The Company expects that adequate financing will be available to fund the Company's working capital needs and to fund the required debt payments. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

4.       RISK AND UNCERTAINTIES:

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

5.       RECLASSIFICATIONS:

Certain prior year balances have been reclassified to conform to the current year presentation.

6.       LONG TERM DEBT:

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

In June 1998, EPIC obtained a $11,800,000 surety bond which was required by the New York City Department of Environmental Protection contract which EPIC obtained in September 1997 and commenced on July 1, 1998. As part of the terms of the surety bond, the former owner and current President of EPIC has personally guaranteed $3,000,000 on EPIC's behalf and in return the former owner has required that the Company place a portion of the proceeds from the $10,000,000 loan discussed above in an escrow account as security. The required escrow balance as of July 31, 1998 was $821,000 which is included in restricted cash on the accompanying balance sheet. The required escrow balance is subject to reduction based on certain events as described in the agreement. The President of EPIC will be compensated on a monthly basis for this personal guarantee.

7.       NET LOSS PER COMMON SHARE:

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" as of April 30, 1998. In accordance with SFAS No. 128, prior period earnings per share amounts have been restated to conform with SFAS No. 128. SFAS No. 128 requires basic earnings per share which is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding and diluted earnings per share which reflects the dilutive effect of Common stock equivalents such as stock options and warrants, unless the inclusion would result in antidilution. Inclusion of the Common stock equivalents in the diluted net loss per share calculation would be antidilutive and, therefore, such shares are not included in the calculation.

The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:

                                                                                  THREE MONTHS ENDED JULY 31
                                                                             -----------------------------------
                                                                                   1997                1998
       Net loss available for Common stockholders per statements of
           operations                                                        $  (1,699,896)     $  (3,007,158)
       Preferred stock dividends not declared                                          --             453,753
                                                                             --------------     --------------
       Net loss available for Common stockholders used for basic and
           diluted net loss per Common share                                 $  (1,699,896)     $  (3,460,911)
                                                                             --------------     --------------
                                                                             --------------     --------------
       Weighted average Common shares outstanding
           during period                                                        22,831,565         40,750,957
       Dilutive effect of Common stock to be issued for Preferred stock
           dividends not declared                                                      --             150,249
                                                                             --------------     --------------
       Weighted average Common and Common equivalent shares used for basic and diluted net loss per Common share
                                                                                22,831,565         40,901,206
                                                                             --------------     --------------
                                                                             --------------     --------------

8.       SUPPLEMENTAL CASH FLOW INFORMATION:

The following additional noncash investing and financing activities occurred:

                                                                                  THREE MONTHS ENDED JULY 31
                                                                             -----------------------------------
                                                                                   1997                1998

     Common stock issued for consulting services                             $      489,950     $      659,059
     Common stock issued for compost projects costs                                     --              40,052
     Common stock issued for payment of liability                                    22,680                --
     Common stock issued for payment of Preferred stock dividends
                                                                                         --              57,658
     Conversion of note payable into Common stock                                        --             152,459
     Common stock options granted on sale of Common stock
                                                                                         --             161,205
     Common stock options granted for consulting services                               --              42,993

9.       COMPREHENSIVE INCOME:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income in a set of financial statements. Comprehensive income is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Effective May 1, 1998, the Company adopted SFAS No. 130 and it had no impact on the financial statements.

10.      RELATED PARTY TRANSACTIONS:

The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:

                                                                                  THREE MONTHS ENDED JULY 31
                                                                             ------------------------------------
                                                                                   1997                1998
     Interest Expense on Advances:
         VRH Construction Corporation                                        $      117,668     $      130,148
         Select Acquisitions, Inc.                                                      385                401
         Foundation Systems, Inc.                                                     1,593              1,834
         President of the Company                                                       695                550
         President of EPIC                                                              --              28,675
     Construction Cost to Resource Reclamation, Inc. and Ouster
         Corporation Capitalized in Construction in Progress                         66,528            500,000
     Fees Related to Personal Guarantee to President of EPIC                             --            250,000
     Salary Deferred in Due to Related Parties Account for Two Officers              77,500            106,875
     Advances from President of the Company                                          25,000             85,000
     Repayment of Advances from President of EPIC                                        --          1,676,189


11.      COMMITMENTS AND CONTINGENCIES:

MIAMI CONTRACT COMMITMENT

In November 1996, the Company made a payment of $1,000,000 to secure performance of its obligations under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the Restated Agreement). Under the terms of Restated Agreement the commencement date of operations for its Miami Composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting the Company an additional extension through October 20, 2000 if the Company agreed to the additional provisions noted below. The resolution included provisions that the Company would agree to pay the City an amount equal to the City's recycling costs for each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the Company's performance under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of its obligations under the Restated Agreement. The $1,000,000 previously deposited payment has been capitalized in customer contract rights as of July 31, 1998. An amendment agreement including these provisions has been signed by the Company. The Company was notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, the Company has filed suit against the City of Miami in order to protect its rights under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998.

This suit against the City of Miami related to the Restated Agreement is still in the discovery stage. The case has been set for a non-jury trial during the week of July 26, 1999.

CONTRACTUAL DISPUTES

The Company is currently involved in two disputes with third parties whereby the third parties have filed lawsuits alleging breach of contractual obligations and have claimed damages of approximately $300,000 and $1,000,000, respectively. Management plans to vigorously defend itself against these claims and believes that the recorded liabilities for these matters as of July 31, 1998 are adequate. Management believes that the ultimate resolution of these matters will not have a material effect upon the Company's financial position or results of operations.

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

12.      SUBSEQUENT EVENTS:

On August 30, 1998 and September 15, 1998, the Company issued 700,000 and 100,000 shares, respectively, of the Company's Common stock to an entity which a current stockholder and Director is an officer, as consideration for the transfer of the entity's personal holdings of the Company's Common stock on behalf of the Company. In connection with these Common stock grants the Company recorded an expense of approximately $900,000 based on the closing bid price per share on the date of the transaction. In connection with these 800,000 shares of Common stock issued, the Company also granted an additional 447,376 shares of Common stock to the shareholders who acquired the Series A, C and D Preferred in the year ended April 30, 1998. These additional shares of Common stock were granted based on management's representation to these new investors that they were acquiring a specified percentage ownership in the Company and since the 800,000 replacement shares related to a transaction prior to the new investors the additional 447,376 shares of Common stock would adjust the new investors to the specified percentage ownership. The fair value of these additional shares will be recorded as a Preferred stock dividend. Management believes that no additional Common stock or other equity securities will be issued in the future based on this representation of the specified percentage ownership.

On November 5, 1998, the Company issued a $10,500,000 note to a company affiliated with one of the Company's current shareholders and debt holders. The note bears interest at 10.5% and interest is payable upon the maturity date of the note which is the lesser of October 30, 2000 or financial closing for the Miami project. The note agreement includes provisions which restrict the proceeds for specific uses as follows: $4,612,000 for repayment of a mortgage note in default, $3,000,000 for the redemption of 1,000,000 shares of the Company's common stock owned by an affiliate of the lender, $440,000 for fees associated with the note payable and the remainder for general working capital and Miami project expenses. In connection with this transaction, the conversion of the $200,000 debenture payable into 159,670 shares of the Company's common stock in September of 1997 was rescinded. As part of this note agreement, the convertible debenture payable in the amount of $800,000, including the $200,000 rescinded amount, which is held by an affiliate of the noteholder will be converted into 1,406,593 shares of the Company's common stock. In addition, as part of the note agreement the company affiliated with the note holder has certain rights to convert the 400,000 shares of the Company's Series B Preferred stock which it currently owns to Common stock on a one for one basis and then the right to put the Common stock back to the Company at a per share price of $3.10 as of the maturity date of the note payable. The company affiliated with the noteholder also has the right to put up to 50% of the shares of Common stock held as of the note closing date (which is 553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. The Company issued warrants to purchase 1,500,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.25 as part of the note agreement. The note payable bears interest at 10.5% with principal and interest payable on the earlier of two years from the closing date or the financial closing for the Miami, Florida compost project, as defined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended April 30, 1998 (the "Form 10-KSB"). This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

    The information set forth and discussed below for the three months ended July 31, 1998 and 1997 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended July 31, 1998 may not be indicative of results expected during the other quarters or for the entire fiscal year ended April 30, 1999.

RESULTS OF OPERATIONS

    For the quarter ended July 31, 1998, total revenues were $5,650,263 compared to $137,836 for the quarter ended July 31, 1997, an increase of $5,512,427. The increase is attributable to the sales by the Company's wholly owned subsidiary, EPIC, which was acquired on November 3, 1997.

    For the quarter ended July 31, 1998 total costs and expenses were $7,483,521 compared to $1,533.441 for the quarter ended July 31, 1997, an increase of $5,950,080. The increase in total costs and expenses consists of increases in operating expenses of $4,139,180, selling, general and administrative expenses of $598,094, depreciation and amortization of $1,064,056 and compensation for stock options of $148,750. The increases in operating expenses, depreciation and amortization and compensation for stock options are attributable to the operations of EPIC which was acquired by the Company on November 3, 1997. The increase in selling, general and administrative expenses was due primarily to increased expenses related to legal, financial consulting and other services related to the further development of the Company's operations. These services were funded as required with cash, issuance of common stock, issuance of common stock options or a combination of these funding options. In addition, the increase in selling, general and administrative expenses was partially due to the operations of EPIC.

    Net interest expense for the quarter ended July 31, 1998 was $993,601, an increase of $689,310 from the quarter ended July 31, 1997. Net interest expense for the quarter ended July 31, 1998 increased due to an increase in the Company's debt to finance its ongoing activities while carrying the interest cost of the majority of the prior year debt as well. The Company's long term debt obligations (including amounts due to related parties and excluding restricted project bonds payable) as of July 31, 1998 were $26,303,565 as compared to $13,226,119 as of July 31, 1997.

    The Company recorded an income tax benefit of $920,458 for the quarter ended July 31, 1998 which reflects an effective tax rate of 33%. The effective rate is below the statutory rate primarily due to certain non tax deductible amounts recorded during the period. Based on the significant deferred income tax liability which was recorded as part of the acquisition of EPIC and an assessment of the Company's expected future taxable income, management has determined that it is more likely than not that this income tax benefit will be realized in future periods. At July 31, 1998, the Company has net operating loss carryforwards of approximately $16,000,000 which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership.

     During the quarter ended July 31 1998, the Company recorded $500,099 in dividends, payable in common stock, relating to its issued redeemable Preferred Stock. During the quarter ended July 31, 1998 the Company also recorded accretion on its Preferred Stock of $587,408 related to a mandatory redemption feature. No dividends or accretion were recorded in the prior year period since the Company's Redeemable Preferred Stock was issued in November 1997 and April 1998.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporarily inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. For this reason the Company does not anticipate that it will incur any significant expense in effecting year 2000 compliance with regard to its own information system. The Company at present is unable to predict the extent to which the year 2000 issue will effect its suppliers, or the extent to which the Company would be vulnerable to the failure by any of its suppliers to remediate any Year 2000 issues on a timely basis. The failure of any major supplier to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company.

LIQUIDITY AND CAPITAL RESOURCES.

    As of July 31, 1998, the Company has cash and cash equivalents of $16,099 and the Company has a working capital deficit of $13,859,467 and an accumulated deficit of $26,428,110. Included in the working capital deficit is $3,785,949 for the current portion of long term debt and $7,510,639 for amounts due to related parties. Since April 30, 1998, the Company has received extensions for the original maturity terms to dates after April 30, 1998 on several accounts payable, accrued expenses and debt obligations, primary amounts due to related parties, who are also stockholders of the Company, and such extended terms are reflected in the financial statements. In addition, the Company has incurred losses since in its inception and is subject to those risks associated with the companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

    The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures. The Company expects that adequate financing will be available to fund the Company's working capital needs and to fund the required debt payments. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure addition financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected.

    During the quarter ended July 31, 1998 the net cash used in operating activities was $1,200,153 as compared with cash used in operating activities in the prior year period of $844,029. The increase in cash used in operating activities for July 31, 1998 as compared with July 31,1997 is primarily due to the operations of EPIC, the recording of the income tax benefit for the 1998 period, offset by an increase in accrued expenses.

    During the quarter ended July 31, 1998 the Company utilized cash for purchases of property, plant and equipment of $1,155,082. These purchases were primarily related to capital expenditures for the Company's composting projects in progress and for the EPIC subsidiary.

    During the quarter ended July 31, 1998 the Company received net cash from financing activities of $1,982,378. The cash was received from the sale of common stock in the amount of $591,900 and net proceeds from long term debt obligations of $1,390,478 (gross proceeds of $10,150,000 net of repayments of $8,759,522).

    Historically, the Company has satisfied its capital expenditures, working capital and its acquisition needs primarily through private placements of debt and equity securities, equipment lease financing and loans from related parties. The Company has used, and believes that it will likely continue using amounts in excess of the cash generated from operations to fund the growth components of its business including acquisitions and capital expenditures. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules.

    Upon the anticipated financial closing of financing for the construction of the Company's in-vessel composting facilities in Newark, New Jersey and Miami, Dade County, Florida, it is anticipated that a portion of the previously financed project costs will be repaid to the Company, which will be used to fund future development activities and planned company growth, as well as general and administrative expenses. The financing should occur when all of the required permits are obtained, a certain percentage of long-term waste procurement contracts are executed providing adequate debt coverage ratios, and the final construction costs contract for these facilities are executed with its general contractor. It is anticipated that the financing of both the Newark and Miami Projects can be closed in calendar year 1999. Significant future Company consolidated revenue generated from in-vessel compost operations is not anticipated until 2001.

    On June 17, 1998, EPIC, issued a note for a loan of $10,000,000, of which $8,528,586 was used to repay both EPIC and the Company's existing notes, including interest and repayment penalties. The note is payable as follows; 36 monthly installments of $215,540 followed by 60 monthly installments of $95,811, which amounts include interest at 10% per year. The note is collateralized by substantially all of the assets of EPIC and is guaranteed by the Company. The note agreement contains, among other things, restrictions on the transfer of funds from EPIC to other entities including the Company, and a requirement that there are no defaults at EPIC under other agreements with amounts in excess of $100,000. The loan agreement required EPIC to obtain a line of credit for at least $2,000,000, which was obtained on June 8, 1998. The former owner of EPIC and current President of EPIC has personally guaranteed the line of credit.

    In June 1998, EPIC obtained a $11,800,000 surety bond, which was required by the New York City Department of Environmental Protection ("NYC DEP") contract which commenced on July 1, 1998. As part of the terms of the surety bond, the Company was required to place approximately $821,000 of the proceeds from the $10,000,000 loan in an escrow account as security. The President of EPIC will be compensated on a monthly basis for his personal guarantee

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This quarterly report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words. All statements other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; change in permitting and environmental regulations; inability to attract and retain key personnel; Year 2000 compliance issues; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

                           PART II - OTHER INFORMATION



Item 1. - Legal Proceedings                       None not Previously
                                                  Reported

Item 2. - Changes in Securities

                  (a)      None

                  (b)      None

                  (c) During the fiscal quarter ended July 31, 1998, the Company issued 4,284,426 shares of its common stock as follows:

DATE              # OF SHARES               ISSUED TO                           FOR              PRICE
----              -----------               ---------                           ---              -----
05/05/98          1,627,980                 two investors                       jt. ventre inv.  $1.20/share
05/05/98             68,605                 four investors                      converted note   $2.00/share
05/18/98             17,586                 four consultants                    services         $1.25/share
05/19/98            783,842                 two investors                       cash             $1.20/share
05/22/98            500,000                 one investor                        cash             $1.00/share
05/22/98             12,000                 one consultant                      services         $1.15/share
06/01/98             44,700                 consultant                          services         $1.15/share
06/03/98             50,000                 consultant                          services         $1.10/share
06/08/98            140,000                 five investors                      exer. options    $0.01/share
06/09/98             35,238                 two investors                       dividend         $1.10/share
06/11/98             15,000                 consultant                          services         $1.05/share
06/12/98             40,000                 consultant                          services         $1.10/share
06/12/98             15,000                 three consultants                   services         $1.10/share
06/30/98             50,000                 consultant                          services         $1.10/share
07/06/98             40,000                 two investors                       cash             $1.00/share
07/06/98              4,200                 consultant                          services         $1.30/share
07/07/98             50,000                 two investors                       cash             $1.00/share
07/09/98             55,000                 consultant                          services         $1.30/share
07/10/98            500,000                 one investor                        cash             $1.00/share
07/10/98              6,275                 consultant                          services         $1.30/share
07/10/98             24,000                 one investor                        converted note   $0.63/share
07/14/98            100,000                 consultant                          services         $1.15/share
07/28/98             80,000                 five investors                      exer. options    $0.01/share
07/31/98             25,000                 consultant                          services         $1.15/share

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

                  (d) not applicable

Item 3. - Defaults Upon Senior Securities                          None

Item 4. - Submission of Matters to a Vote of Security Holders

On July 30, 1998 at a special meeting of shareholders the shareholders of the Company approved a resolution amending the Company's Articles of Incorporation such that the number of authorized common shares of the Company was increased from 50,000,000 to 100,000,000. The vote was 24,576,911 in favor, 395,000 opposed, 47,654 abstained from voting and no broker non- votes.

Item 5. - Other Information                                       None

Item 6. - (a) Exhibits                                            None

          (b) Reports on Form 8-K

               1. A report on Form 8-K dated June 15, 1998 was filed on June 19, 1998 to report amendments to the Designations of Rights of the Company's Series A Preferred Stock and Series D Preferred Stock, and the resignation of Robert E. Wortmann as a Director of the Company. No financial statements were included in this filing.

               2. A report on Form 8-K dated July 20, 1998 was filed on July 22, 1998 to report a change in the Company's certified public accountants from Zeller Weiss & Kahn, LLP to Arthur Andersen LLP. No financial statements were included in this filing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               COMPOST AMERICA HOLDING COMPANY, INC.
February 18, 1999                   (Registrant)


                           By   /s/ Roger E. Tuttle
                             ----------------------------------------------

                             Roger E. Tuttle,      President and Principal
                                                   Executive Officer, Principal
                                                   Financial Officer and
                                                   Treasurer




                           By   /s/ Anthony P. Cipollone
                             ----------------------------------------------
                             Anthony P. Cipollone, Controller, Principal
                                                   Accounting Officer