Form 10QSB
period 1998-10-31
COMPOST AMERICA HOLDING CO INC
filed 1999-02-19
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the quarterly period ended October 31, 1998

[ ]  Transition Report Under Section 13 or 15(d) of the Exchange
     Act;      For the transition period          from to

                            Commission File #0-27832

                      COMPOST AMERICA HOLDING COMPANY, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         New Jersey                          22-2603175
-------------------------------              -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


3000 Hadley Road    South Plainfield, New Jersey           07080
------------------------------------------------      ---------------
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

Yes       No   X
    -----    -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock - 43,416,881 shares outstanding as at October 31, 1998.

Transitional Small Business Disclosure Format (check one):

Yes       No   X
    -----    -----

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       40 West 57th Street
                                       33rd Floor
                                       New York, New York  10019

PART I.  - FINANCIAL INFORMATION
             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 1998
                                   (UNAUDITED)


                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $       996,822
   Restricted cash                                                                                           561,000
   Restricted project fund trust account                                                                  93,950,625
   Accounts receivable, net of allowance of $117,422                                                       4,537,026
   Prepaid expenses and other                                                                                372,090
   Deferred income taxes                                                                                      59,029
                                                                                                     ---------------
                  Total current assets                                                                   100,476,592
PROPERTY, PLANT AND EQUIPMENT, net                                                                        31,678,839
CUSTOMER CONTRACT RIGHTS, net                                                                             27,805,861
OTHER INTANGIBLE ASSETS, net                                                                               2,414,707
INVESTMENT IN JOINT VENTURE                                                                                1,433,380
OTHER ASSETS                                                                                                 390,635
                                                                                                     ---------------
                                                                                                     $   164,200,014
                                                                                                     ===============
                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                                 $     4,170,399
   Restricted project bonds payable                                                                       93,950,625
   Due to related parties                                                                                  8,380,639
   Accounts payable                                                                                        4,595,011
   Accrued expenses                                                                                        4,487,038
                                                                                                     ---------------
                    Total current liabilities                                                            115,583,712
                                                                                                     ---------------
LONG-TERM DEBT                                                                                            14,651,705
                                                                                                     ---------------
DEFERRED INCOME TAXES                                                                                      6,543,205
                                                                                                     ---------------
MINORITY INTEREST                                                                                                --
                                                                                                     ---------------
SERIES A REDEEMABLE PREFERRED STOCK, no par value; 169,000 shares authorized; 169,000 shares
   issued and outstanding (liquidation value of $17,350,668)                                               6,207,254
SERIES C REDEEMABLE PREFERRED STOCK, no par value; 91,000 shares authorized;
   91,000 shares issued and outstanding (liquidation value of $10,900,055)
     3,097,774 SERIES D REDEEMABLE PREFERRED STOCK, no par value; 17,500 shares authorized;
       17,500 shares issued and outstanding (liquidation value of $1,936,666)                                665,355
                                                                                                     ---------------
COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 25,000,000 shares authorized Series B
     Convertible, 5,000,000 shares authorized; 401,000 shares issued
       and outstanding                                                                                       281,963
   Common stock, no par value; 100,000,000 shares authorized; 43,416,881 shares issued and
     outstanding                                                                                          38,261,168
   Additional paid in capital                                                                             10,520,433
   Common stock to be issued, no par value; 581,280 shares to be issued and outstanding                      663,075
   Accumulated deficit                                                                                   (29,895,630)
   Deferred compensation                                                                                  (2,380,000)
                                                                                                     ---------------
                    Total stockholders' equity                                                            17,451,009
                                                                                                     $   164,200,014
                                                                                                     ===============


    The accompanying notes are an integral part of this financial statement.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                         Three Months Ended October 31         Six Months Ended October 31
                                                     -----------------------------------    ---------------------------------
                                                           1997                1998               1997              1998
                                                     ---------------     ---------------    ---------------   ---------------
REVENUES:
   Net sales                                         $           --      $     6,091,272    $           --    $    11,741,535
   Other                                                      95,032                 --             232,868               --
                                                     ---------------     ---------------    ---------------   --------------

                  Total revenues                              95,032           6,091,272            232,868        11,741,535
                                                     ---------------     ---------------    ---------------   ---------------

COSTS AND EXPENSES:
   Operating                                                   7,322           4,043,426             22,106         8,197,390
   Selling, general and administrative                     1,822,450           3,053,014          3,283,810         5,112,468
   Depreciation and amortization                              57,307           1,112,124            114,604         2,233,477
   Compensation for stock options                                --              148,750                --            297,500
                                                     ---------------     ---------------    ---------------   ---------------

                  Total operating expenses                 1,887,079           8,357,314          3,420,520        15,840,835
                                                     ---------------     ---------------    ---------------   ---------------

OPERATING LOSS                                            (1,792,047)         (2,266,042)        (3,187,652)       (4,099,300)

INTEREST EXPENSE, net of interest income of
   $889,000 and $1,777,500, respectively, for 1998
   periods                                                   550,291             897,778            854,582         1,891,379
                                                     ---------------     ---------------    ---------------   ---------------

LOSS BEFORE INCOME TAXES                                  (2,342,338)         (3,163,820)        (4,042,234)       (5,990,679)

INCOME TAX BENEFIT                                               --              709,787                --          1,630,245
                                                     ---------------     ---------------    ---------------   ---------------

LOSS AFTER INCOME TAXES                                   (2,342,338)         (2,454,033)        (4,042,234)       (4,360,434)

LOSS IN EQUITY IN JOINT VENTURE                                  --              (12,300)               --            (25,550)
                                                     ---------------     ---------------    ---------------   ---------------

NET LOSS                                                  (2,342,338)         (2,466,333)        (4,042,234)       (4,385,984)

PREFERRED STOCK DIVIDENDS                                        --              384,371                --            884,470

ACCRETION ON PREFERRED STOCK                                     --              616,816                --          1,204,224
                                                     ---------------     ---------------    ---------------   ---------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS
                                                     $    (2,342,338)    $    (3,467,520)   $    (4,042,234)  $    (6,474,678)
                                                     ===============     ===============    ===============   ===============

NET LOSS PER COMMON SHARE:
     Basic                                           $        (0.09)     $        (0.09)    $        (0.17)   $        (0.17)
                                                     ==============      ==============     ==============    ==============
     Diluted                                         $        (0.09)     $        (0.09)    $        (0.17)   $        (0.17)
                                                     ==============      ==============     ==============    ==============


   The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six Months Ended October 31
                                                                                  -----------------------------
                                                                                       1997           1998
                                                                                  -------------  --------------
OPERATING ACTIVITIES:
   Net loss                                                                       $  (4,042,234) $   (4,385,984)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                                    114,604       2,475,081
       Deferred compensation                                                                --          297,500
       Deferred income taxes                                                                --       (1,630,245)
       Loss in equity in joint venture                                                      --           25,550
       Stock issued for professional services                                         1,335,410       2,302,618
       Stock options issued for services                                                    --           53,883
       Changes in operating assets and liabilities-
         Restricted cash                                                                    --         (561,000)
         Accounts receivable, net                                                       (17,997)     (1,608,999)
         Prepaid expenses and other                                                     (55,972)         58,722
         Accounts payable                                                               580,748       1,724,832
         Accrued expenses                                                                   --          897,303
                                                                                  -------------  --------------
                  Net cash used in operating activities                              (2,085,441)       (350,739)
                                                                                  -------------  --------------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                          (662,268)     (2,113,152)
                                                                                  -------------  --------------
                  Net cash used in investing activities                                (662,268)     (2,113,152)
                                                                                  -------------  --------------
FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                             --       10,450,000
   Advances from (repayments to) related parties, net                                    40,000        (628,718)
   Repayment of notes payable                                                          (371,300)        (90,000)
   Repayment of long-term debt                                                          (67,363)     (7,441,626)
   Proceeds from sale of Common stock, net                                            1,307,500         782,101
   Proceeds from sale of Series B Preferred stock, net                                2,002,500             --
                                                                                  -------------  -------------
                  Net cash provided by financing activities                           2,911,337       3,071,757
                                                                                  -------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    163,628         607,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            8,012         388,956
                                                                                  -------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $     171,640  $      996,822
                                                                                  =============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                                                 $     220,107  $      436,852
   Cash paid for income taxes                                                     $         --   $          --


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

The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection and Improvement Company (EPIC). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the six months ended October 31, 1998 were generated by EPIC.

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

3.   LIQUIDITY:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 1998, the Company had a working capital deficit of $15,107,120 and an accumulated deficit of $29,895,630. Included in the working capital deficit is $4,170,399 for the current portion of long-term debt and $8,380,639 for amounts due to related parties. In addition, as of October 31, 1998, the Company was not in compliance with one of its long-term debt agreements. This loan was repaid with the proceeds from a new loan in November 1998 and, as a result, has been classified as long-term debt as of October 31, 1998. In addition, the Series A and Series D Preferred stockholders have certain rights to exchange their shares of the Company's Preferred and Common stock for the Common stock of EPIC and the Company's investment in American Marine Rail, LLC. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures.

On November 5, 1998, the Company issued a term note for $10,500,000 (see Note
11) in order to fund the Company's short-term working capital needs and to repay the Company's debt obligation which was past due as of October 31, 1998. The Company expects that adequate financing will be available to fund the Company's working capital needs and to fund the required debt payments. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

6.   LONG-TERM DEBT:

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

In June 1998, EPIC obtained a $11,800,000 surety bond which was required by the New York City Department of Environmental Protection contract which EPIC obtained in September 1997 and commenced on July 1, 1998. As part of the terms of the surety bond, the former owner and current President of EPIC has personally guaranteed $3,000,000 on EPIC's behalf and in return the former owner has required that the Company place a portion of the proceeds from the $10,000,000 loan discussed above in an escrow account as security. The required escrow balance as of October 31, 1998 was $561,000 which is included in restricted cash on the accompanying balance sheet. The required escrow balance is subject to reduction based on certain events as described in the agreement. The President of EPIC will be compensated on a monthly basis for this personal guarantee.

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

The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:


                                                          Three Months Ended                 Six Months Ended
                                                              October 31                         October 31
                                                    ----------------------------------------------------------------
                                                         1997              1998            1997            1998
                                                    ---------------   -------------    -------------   -------------
Net loss available for Common stockholders per
     statements of operations                       $    (2,342,338)  $  (3,467,520)   $  (4,042,234)  $  (6,474,678)
Preferred stock dividends not declared                          --          458,740              --          912,493
                                                    ---------------   -------------    -------------   -------------
Net loss available for Common stockholders used
     for basic and diluted net loss per Common
     share                                          $    (2,342,338)  $  (3,926,260)   $  (4,042,234)  $  (7,387,171)
                                                    ===============   =============    =============   =============
Weighted average Common shares outstanding during
     period                                              24,973,686      43,135,600       24,027,366      41,943,279
Dilutive effect of Common stock to be issued for
     Preferred stock dividends not declared                     --          194,926              --          345,175
                                                    ---------------   -------------    -------------   -------------
Weighted average Common and Common equivalent
     shares used for basic and diluted net loss
     per Common share                                    24,973,686      43,330,526       24,027,366      42,288,454
                                                    ===============   =============    =============   =============


8.       SUPPLEMENTAL CASH FLOW INFORMATION:

The following additional noncash investing and financing activities occurred:


                                                                                       Six Months Ended
                                                                                          October 31
                                                                             -----------------------------------
                                                                                  1997                 1998
                                                                             --------------       --------------
     Common stock issued for consulting services                             $    1,335,410       $    2,302,618
     Common stock issued for compost projects costs                                     --               207,436
     Common stock issued for payment of liability                                    22,680                  --
     Common stock issued for Preferred stock dividends                                  --               733,658
     Conversion of note payable into Common stock                                       --               152,459
     Common stock options granted on sale of Common stock                               --               161,619
     Common stock options granted for consulting services                               --                53,883


9.   RELATED PARTY TRANSACTIONS:

The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:


                                                             Three Months Ended                  Six Months Ended
                                                                 October 31,                        October 31,
                                                      -------------------------------------------------------------------
                                                           1997              1998             1997              1998
                                                      --------------    --------------   --------------    --------------
     Interest Expense on Advances:
         VRH Construction Corporation                 $      120,895    $      130,148   $      238,563    $      260,296
         Select Acquisitions, Inc.                               953             1,028            1,338             1,429
         Foundation Systems, Inc.                              1,960             2,250            3,553             4,084
         President of the Company                              1,265             3,585            1,960             4,135
         President of EPIC                                       --                --               --             28,675
     Construction Cost to Resource Reclamation,
         Inc. and Ouster Corporation Capitalized in
         Construction in Progress                            207,284           505,000          273,812         1,005,000
     Value of Common Stock Granted as Reimbursement
         to Select Acquisitions, Inc.                            --            755,000              --            755,000
     Fees Related to Personal Guarantee to
         President of EPIC                                       --            225,000              --            475,000
     Salary Deferred in Due to Related Parties
         Account for Two Officers                             77,500           106,875          155,000           213,750
     Advances from President of the Company                      --             36,000           25,000           121,000
     Repayment of Advances from President of EPIC                --                --               --          1,676,189


10.  COMMITMENTS AND CONTINGENCIES:

MIAMI CONTRACT COMMITMENT

In November 1996, the Company made a payment of $1,000,000 to secure performance of its obligations under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the Restated Agreement). Under the terms of Restated Agreement the commencement date of operations for its Miami Composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting the Company an additional extension through October 20, 2000 if the Company agreed to the additional provisions noted below. The resolution included provisions that the Company would agree to pay the City an amount equal to the City's recycling costs for each of the two years of the extension period, agree that the

$1,000,000 previously deposited with the City to guarantee the Company's performance under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of its obligations under the Restated Agreement. The $1,000,000 previously deposited payment has been capitalized in customer contract rights as of October 31, 1998. An amendment agreement including these provisions has been signed by the Company. The Company was notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, the Company has filed suit against the City of Miami in order to protect its rights under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998.

This suit against the City of Miami related to the Restated Agreement is still in the discovery stage. The case has been set for a non-jury trial during the week of July 26, 1999.

CONTRACTUAL DISPUTES

The Company is currently involved in two disputes with third parties whereby the third parties have filed lawsuits alleging breach of contractual obligations and have claimed damages of approximately $300,000 and $1,000,000, respectively. Management plans to vigorously defend itself against these claims and believes that the recorded liabilities for these matters as of October 31, 1998 are adequate. Management believes that the ultimate resolution of these matters will not have a material effect upon the Company's financial position or results of operations.

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

PAYROLL TAXES

The Company is in arrears for prior and current year's payroll taxes to federal and state taxing authorities of $248,386, of which $163,401 was from the acquisition of American Soil, Inc. Interest and penalties have been accrued. The Company and its officers are at risk for payment of taxes under the trust fund recovery systems. The Internal Revenue Service can cause liens to be recorded and judgements to be filed.

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

11.  SUBSEQUENT EVENTS:

On November 5, 1998, the Company issued a $10,500,000 note to a company affiliated with one of the Company's current shareholders and debt holders. The note bears interest at 10.5% and interest is payable upon the maturity date of the note which is the lesser of October 30, 2000 or financial closing for the Miami project. The note agreement includes provisions which restrict the proceeds for specific uses as follows: $4,612,000 for repayment of a mortgage note in default, $3,000,000 for the redemption of the Company's common stock owned by an affiliate of the lender, $440,000 for fees associated with the note payable and the remainder for general working capital and Miami project expenses. In connection with this transaction, the conversion of the $200,000 debenture payable into 159,670 shares of the Company's common stock in September of 1997 was rescinded. As part of this note agreement, the convertible debenture payable in the amount of $800,000, including the $200,000 rescinded amount, which is held by an affiliate of the noteholder will be converted into 1,406,593 shares of the Company's common stock. As noted above, as part of this note agreement the Company is required to utilize $3,000,000 for the redemption of 1,000,000 shares of the Company's common stock from an affiliate of the noteholder. In addition, as part of the note agreement the company affiliated with the note holder has certain rights to convert the 400,000 shares of the Company's Series B Preferred stock which it currently owns to Common stock on a one for one basis and then the right to put the Common stock back to the Company at a per share price of $3.10 as of the maturity date of the note payable. The company affiliated with the noteholder also has the right to put up to 50% of the shares of Common stock held as of the note closing date (which is 553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. The Company issued warrants to purchase 1,500,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.25 as part of the note agreement. The note payable bears interest at 10.5% with principal and interest payable on the earlier of two years from the closing date or the financial closing for the Miami, Florida compost project, as defined.

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

The information set forth and discussed below for the three and six months ended October 31, 1998 and 1997 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the three and six months ended October 31, 1998 may not be indicative of results expected during the other quarters or for the entire fiscal year ended April 30, 1999.

RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997

     For the three months ended October 31, 1998, total revenue were $6,091,272 compared to $95,032 for the three months ended October 31, 1997, an increase of $5,996,240. The increases are attributable to the sales by the Company's wholly owned subsidiary, EPIC, which was acquired on November 3, 1997.

     For the three months ended October 31, 1998 total costs and expenses were $8,357,314 compared to $1,887,079 for the three months ended October 31, 1997, an increase of $6,470,235. The increase in total costs and expenses consists of increases in operating expenses of $4,036,104, selling, general and administrative expenses of $1,230,564, depreciation and amortization of $1,054,817 and compensation for stock options of $148,750. The increases in operating expenses, depreciation and amortization and compensation for stock options are attributable to the operations of EPIC which was acquired by the Company on November 3, 1997. The increase in selling, general and administrative expenses was due primarily to increased expenses related to legal, financial consulting and other services related to the further development of the Company's operations. These services were funded as required with cash, issuance of common stock, issuance of common stock options or a combination of these funding options. In addition, the increase in selling, general and administrative expenses was partially due to the operations of EPIC.

     Net interest expense for the three months ended October 31, 1998 was $897,778, an increase of $347,487 from the three months ended October 31, 1997. Net interest expense for the three months ended October 31, 1998 increased due to an increase in the Company's debt to finance its ongoing activities while carrying the interest cost of the majority of the prior year debt as well.

     The Company recorded an income tax benefit of $709,787 for the three months ended October 31, 1998 which reflects an effective tax rate of 22%. The effective rate is below the statutory rate primarily due to certain non tax deductible amounts recorded during the period. Based on the significant deferred income tax liability which was recorded as part of the acquisition of EPIC and an assessment of the Company's expected future taxable income, management has determined that it is more likely than not that this income tax benefit will be realized in future periods.

     During the three months ended October 31 1998, the Company recorded $384,371 in dividends, payable in common stock, relating to its issued redeemable Preferred Stock. During the three months ended October 31, 1998 the Company also recorded accretion on its Preferred Stock of $616,816 related to a mandatory redemption feature. No dividends or accretion were recorded in the prior year period since the Company's Redeemable Preferred Stock was issued in November 1997 and April 1998.

SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1997

     For the six months ended October 31, 1998, total revenues were $11,741,535 compared to $232,868 for the six months ended October 31, 1997, an increase of $11,508,667. The increases are attributable to the sales by the Company's wholly owned subsidiary, EPIC, which was acquired on November 3, 1997.

     For the six months ended October 31, 1998 total costs and expenses were $15,840,835 compared to $3,420,520 for the six months ended October 31, 1997, an increase of $12,420,315. The increase in total costs and expenses consists of increases in operating expenses of $8,175,284, selling, general and administrative expenses of $1,828,658, depreciation and amortization of $2,118,873 and compensation for stock options of $297,500. The increases in operating expenses, depreciation and amortization and compensation for stock options are attributable to the operations of EPIC which was acquired by the Company on November 3, 1997. The increase in selling, general and administrative expenses was due primarily to increased expenses related to legal, financial consulting and other services related to the further development of the Company's operations. These services were funded as required with cash, issuance of common stock, issuance of common stock options or a combination of these funding options. In addition, the increase in selling, general and administrative expenses was partially due to the operations of EPIC.

     Net interest expense for the six months ended October 31, 1998 was $1,891,379, an increase of $1,036,797 from the six months ended October 31, 1997. Net interest expense for the six months ended October 31, 1998 increased due to an increase in the Company's debt to finance its ongoing activities while carrying the interest cost of the majority of the prior year debt as well. The Company's long term debt obligations (including amounts due to related parties and excluding restricted project bonds payable) as of October 31, 1998 were $27,202,743 as compared to $10,269,399 as of October 31, 1997.

     The Company recorded an income tax benefit of $1,630,245 for the six months ended October 31, 1998 which reflects an effective tax rate of 27%. The effective rate is below the statutory rate primarily due to certain non tax deductible amounts recorded during the period. Based on the significant deferred income tax liability which was recorded as part of the acquisition of EPIC and an assessment of the Company's expected future taxable income, management has determined that it is more likely than not that this income tax benefit will be realized in future periods. At October 31, 1998, the Company has net operating loss carryforwards of approximately $17,000,000 which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership.

     During the six months ended October 31 1998, the Company recorded $884,470 in dividends, payable in common stock, relating to its issued redeemable Preferred Stock. During the six months ended October 31, 1998 the Company also recorded accretion on its Preferred Stock of $1,204,224 related to a mandatory redemption feature. No dividends or accretion were recorded in the prior year period since the Company's Redeemable Preferred Stock was issued in November 1997 and April 1998.



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

LIQUIDITY AND CAPITAL RESOURCES.

     As of October 31, 1998, the Company has cash and cash equivalents of $996,822 and the Company has a working capital deficit of $15,107,120 and an accumulated deficit of $29,895,630. Included in the working capital deficit is $4,170,399 for the current portion of long term debt and $8,380,639 for amounts due to related parties. In addition, the Company has incurred losses since in its inception and is subject to those risks associated with the companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

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

     During the six months ended October 31, 1998 the net cash used in operating activities was $350,739 as compared with cash used in operating activities in the prior year period of $2,085,441. The decrease in cash used in operating activities for October 31, 1998 as compared with October 31,1997 is primarily due to the increases in accounts payable and accrued expenses, the operations of EPIC, offset by the recording of the income tax benefit for the 1998 period.

     During the six months ended October 31, 1998 the Company utilized cash for purchases of property, plant and equipment of $2,113,152. These purchases were primarily related to capital expenditures for the Company's composting projects in progress and for the EPIC subsidiary.

     During the six months ended October 31, 1998 the Company received net cash from financing activities of $3,071,757. The cash was received from the sale of common stock in the amount of $782,101 and net proceeds from long term debt obligations of $2,289,656 (gross proceeds of $10,450,000 net of repayments of $8,160,344).

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

                           PART II - OTHER INFORMATION



Item 1.  - Legal Proceedings                                None not Previously
                                                            Reported

Item 2.  - Changes in Securities

           (a)   None

           (b)   None

           (c) During the fiscal quarter ended October 31, 1998, the Company issued 2,662,534 shares of its common stock as follows:


Date          # of Shares    Issued To                 For                  Price
----          -----------    ---------                 ---                  -----
08/03/98         40,000      private investors         cash              $1.00/share
08/03/98          1,530      two consultants           services          $1.10/share
08/18/98          7,500      one consultant            services          $1.35/share
08/18/98          2,000      one investor              cash              $1.00/share
08/21/98        515,784      two investors             dividend          $1.25/share
08/25/98        185,000      two consultants           services          $1.05/share
08/25/98         25,000      two investors             cash              $1.00/share
08/28/98        250,000      one consultant            services          $1.00/share
08/28/98        150,000      one investor              cash              $1.00/share
09/01/98        800,000      one investor              reimbursement     $0.95/share
09/03/98        135,000      three consultants         services          $1.00/share
09/14/98         69,920      five investors            exer. options     $0.01/share
09/15/98         15,000      consultant                services          $0.95/share
09/16/98         73,000      consultant                services          $0.90/share
09/17/98        100,000      consultant                services          $0.90/share
10/01/98         60,000      consultant                services          $0.80/share
10/15/98         37,800      consultant                services          $0.70/share
10/16/98         45,000      consultant                services          $0.70/share
10/29/98        150,000      consultant                services          $0.85/share


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

In addition, 612,500 shares previously issued were returned to the Company to be reissued upon the occurance of specific events, for a net issuance by the Company for the fiscal quarter ended October 31, 1998 of 2,100,034 shares.

           (d)   Not Applicable

Item 3.  - Defaults Upon Senior Securities                              None

Item 4.  - Submission of Matters to a Vote of Security Holders          None

Item 5.  - Other Information                                            None

Item 6.  - (a)   Exhibits                                               None

           (b)   Reports on Form 8-K

                 1. A report on Form 8-K dated July 30, 1998 was filed on August 11, 1998 to report an amendment to the Company's Certificate of Incorporation increasing the Company's authorized common shares from 50,000,000 to 100,000,000. No financial statements were included in this filing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                      COMPOST AMERICA HOLDING COMPANY, INC.
February 19, 1999          (Registrant)


                           By  /s/ Roger E. Tuttle
                             ---------------------------------------------------
                             Roger E. Tuttle,  President and Principal
                                               Executive Officer, Principal
                                               Financial Officer and
                                               Treasurer




                           By  /s/ Anthony P. Cipollone
                             ---------------------------------------------------
                             Anthony P. Cipollone,  Controller, Principal
                                                    Accounting Officer