Form 10QSB
period 1999-01-31
COMPOST AMERICA HOLDING CO INC
filed 1999-03-17
CIK 1008882

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

[ ]    Transition Report Under Section 13 or 15(d) of the Exchange Act;
         For the transition period from                    to

                            Commission File #0-27832

                      COMPOST AMERICA HOLDING COMPANY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its chart

                    New Jersey                       22-2603175
          -------------------------------   --------------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)       Identification No.)


 3000 Hadley Road  South Plainfield, New Jersey          07080
 ----------------------------------------------     ---------------
  (Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code: (908) 668-9335

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X___ No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock -  46,037,164 shares outstanding as at February 28, 1999.

Transitional Small Business Disclosure Format (check one):
Yes_____  No  X

PLEASE ADDRESS ALL CORRESPONDENCE TO:      Mark Gasarch, Esq.
                                           40 West 57th Street
                                           33rd  Floor
                                           New York, New York  10019

                         PART I - FINANCIAL INFORMATION

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 1999
                                   (UNAUDITED)



                                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                         $       954,643
   Restricted cash                                                                                           311,414
   Restricted project fund trust account                                                                  90,337,500
   Accounts receivable, net of allowance of $117,422                                                       3,610,056
   Prepaid expenses and other                                                                                386,319
   Deferred income taxes                                                                                      59,029
                                                                                                     ---------------
                  Total current assets                                                                    95,658,961
PROPERTY, PLANT AND EQUIPMENT, net                                                                        32,172,863
CUSTOMER CONTRACT RIGHTS, net                                                                             27,309,564
OTHER INTANGIBLE ASSETS, net                                                                               3,185,083
INVESTMENT IN JOINT VENTURE                                                                                1,469,828
OTHER ASSETS                                                                                                 399,410
                                                                                                     ---------------
                                                                                                     $   160,195,709
                                                                                                     ---------------
                                                                                                     ---------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                                                 $     4,368,018
   Line of credit                                                                                            500,000
   Restricted project bonds payable                                                                       90,337,500
   Due to related parties                                                                                  7,717,780
   Accounts payable                                                                                        4,422,246
   Accrued expenses                                                                                        3,267,710
                                                                                                     ---------------
                    Total current liabilities                                                            110,613,254
                                                                                                     ---------------
LONG-TERM DEBT                                                                                            16,986,343
                                                                                                     ---------------
DEFERRED INCOME TAXES                                                                                      4,779,976
                                                                                                     ---------------
MINORITY INTEREST                                                                                                --
                                                                                                     --------------
SERIES A REDEEMABLE PREFERRED STOCK, no par value; 169,000 shares authorized; 169,000 shares
   issued and outstanding (liquidation value of $17,688,667)                                               6,471,764
                                                                                                     --------------
SERIES B REDEEMABLE PREFERRED STOCK, no par value; 400,000 shares issued and outstanding
   (liquidation value of $1,240,000)                                                                       1,240,000
                                                                                                     ---------------
SERIES C REDEEMABLE PREFERRED STOCK, no par value; 91,000 shares authorized;                               3,453,704
   91,000 shares issued and outstanding (liquidation value of $11,358,795)                           ---------------

SERIES D REDEEMABLE PREFERRED STOCK, no par value; 17,500 shares
authorized; 17,500 shares issued and outstanding (liquidation value of $1,971,666)                           692,788

REDEEMABLE COMMON STOCK, no par value; 553,386 shares issued and                                     ---------------
   outstanding (liquidation value of $1,770,836)                                                           1,770,836
COMMITMENTS AND CONTINGENCIES (Note 10)                                                              ---------------
STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; 25,000,000 shares authorized; Series B
     Convertible, 5,000,000 shares authorized; 1,000 shares issued
       and outstanding                                                                                         2,500
   Common stock, no par value; 100,000,000 shares authorized; 45,213,896 shares
      issued                                                                                              40,271,470
   Additional paid in capital                                                                             12,692,094
   Common stock to be issued, no par value; 984,367 shares to be issued and outstanding                    1,048,709
   Accumulated deficit                                                                                   (36,015,229)
   Deferred compensation                                                                                  (2,231,250)
   Treasury stock, 1,150,000 common shares, at cost                                                       (1,581,250)
                                                                                                     ---------------
                    Total stockholders' equity                                                            14,187,044
                                                                                                     ---------------

                                                                                                     $   160,195,709
                                                                                                     ---------------
                                                                                                     ---------------


The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                    Three Months Ended January 31          Nine Months Ended January 31
                                                 ---------------------------------------------------------------------------------
                                                       1998               1999               1998                 1999
                                                 ---------------    ---------------    ---------------     -----------

REVENUES:
   Net sales                                     $     4,610,289    $     4,948,256    $     4,843,157     $    16,689,791
                                                 ---------------    ---------------    ---------------     ---------------

              Total revenues                           4,610,289          4,948,256          4,843,157          16,689,791
                                                 ---------------    ---------------    ---------------     ---------------

COSTS AND EXPENSES:
   Operating                                           3,039,424          3,583,211          3,061,530          11,780,601
   Selling, general and administrative                 1,115,685          4,724,193          4,399,505           9,836,661
   Depreciation and amortization                         957,818            995,807          1,072,412           3,229,284
   Compensation for stock options                            --             148,750                --              446,250
                                                 ---------------    ---------------    ---------------     ---------------

              Total operating expenses                 5,112,927          9,451,961          8,533,447          25,292,796
                                                 ---------------    ---------------    ---------------     ---------------

OPERATING LOSS                                          (502,638)        (4,503,705)        (3,690,290)         (8,603,005)

INTEREST EXPENSE, net of interest income of
   $430,362, $781,875, $430,362 and
   $2,559,375, respectively                              476,822          1,974,691          1,331,404           3,866,070
                                                 ---------------    ---------------    ---------------     ---------------

LOSS BEFORE INCOME TAXES                                (979,460)        (6,478,396)        (5,021,694)        (12,469,075)

INCOME TAX BENEFIT                                           --           1,697,848                --            3,328,093
                                                 ---------------    ---------------    ---------------     ---------------

LOSS AFTER INCOME TAXES                                 (979,460)        (4,780,548)        (5,021,694)         (9,140,982)

LOSS IN EQUITY IN JOINT VENTURE                              --              14,750                --               40,300
                                                 ---------------    ---------------    ---------------     ---------------

NET LOSS                                                (979,460)        (4,795,298)        (5,021,694)         (9,181,282)

PREFERRED STOCK DIVIDENDS                                217,822            676,428            217,822           1,560,898

ACCRETION ON PREFERRED STOCK                             340,027            647,873            340,027           1,852,097
                                                 ---------------    ---------------    ---------------     ---------------

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS       $    (1,537,309)   $    (6,119,599)   $    (5,579,543)    $   (12,594,277)
                                                 ---------------    ---------------    ---------------     ---------------
                                                 ---------------    ---------------    ---------------     ---------------
NET LOSS PER COMMON SHARE:

     Basic                                       $        (0.03)    $        (0.14)    $        (0.19)     $        (0.31)
                                                 ---------------    ---------------    ---------------     ---------------
                                                 ---------------    ---------------    ---------------     ---------------

     Diluted                                     $        (0.03)    $        (0.14)    $        (0.19)     $        (0.31)
                                                 ---------------    ---------------    ---------------     ---------------
                                                 ---------------    ---------------    ---------------     ---------------


The accompanying notes are an integral part of these financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine Months Ended January 31
                                                                                  -------------------------------------------
                                                                                        1998              1999
                                                                                  --------------   -----------
OPERATING ACTIVITIES:
   Net loss                                                                       $   (5,021,694)  $   (9,181,282)
   Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                                   1,072,412        3,229,284
       Amortization of debt discount                                                         --           554,879
       Amortization of deferred financing costs                                              --           888,526
       Conversion preference on note payable                                                 --         1,150,940
       Deferred compensation                                                                 --           446,250
       Deferred income taxes                                                                 --        (3,393,473)
       Loss in equity in joint venture                                                       --            40,300
       Stock issued for professional services                                          1,509,070        2,681,156
       Stock options issued for services                                                     --           168,383
       Changes in operating assets and liabilities-
         Restricted cash                                                                (296,250)        (311,414)
         Accounts receivable, net                                                     (3,635,696)        (682,029)
         Prepaid expenses and other                                                   (1,221,969)          35,718
         Accounts payable                                                              3,777,957        1,552,067
         Accrued expenses                                                                    --          (201,090)
                                                                                  --------------   --------------
                  Net cash used in operating activities                               (3,816,170)      (3,021,785)
                                                                                  --------------   --------------
INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                        (14,900,109)      (3,262,073)
   Advances to joint venture                                                                  --          (68,669)
   Acquisition of business                                                           (18,946,673)              --
                                                                                  --------------   --------------
                  Net cash used in investing activities                              (33,846,782)      (3,330,742)
                                                                                  --------------   --------------
FINANCING ACTIVITIES:
   Proceeds from restricted project bonds payable                                     90,000,000              --
   Increase in restricted project fund trust account                                 (90,000,000)             --
   Proceeds from long-term debt                                                        9,135,456       22,077,000
   Advances from (repayments to) related parties, net                                     40,000       (1,291,577)
   Proceeds from notes payable                                                         2,428,700          500,000
   Repayment of long-term debt                                                        (2,392,621)     (11,756,435)
   Repayment of notes payable                                                                --           (90,000)
   Purchase of treasury shares                                                               --        (3,303,675)
   Proceeds from sale of Common stock, net                                            16,803,730          782,901
   Proceeds from sale of Preferred stock, net                                         11,727,500              --
                                                                                  --------------   -------------
                  Net cash provided by financing activities                           37,742,765        6,918,214
                                                                                  --------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 79,813          565,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             8,012          388,956
                                                                                  --------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $       87,825   $      954,643
                                                                                  --------------   --------------
                                                                                  --------------   --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest expense                                                 $      637,133   $      651,665
   Cash paid for income taxes                                                     $          --    $          --


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

The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection and Improvement Company (EPIC). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the nine months ended January 31, 1999 were generated by EPIC.

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

3. LIQUIDITY:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 1999, the Company had a working capital deficit of $14,954,293 and an accumulated deficit of $36,015,229. Included in the working capital deficit is $4,368,018 for the current portion of long-term debt and $7,717,780 for amounts due to related parties. In addition, the Series A and Series D Preferred stockholders have certain rights to exchange their shares of the Company's Preferred and Common stock for the Common stock of EPIC and the Company's investment in American Marine Rail, LLC. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures.

On November 5, 1998, the Company issued a term note for $10,500,000 (see Note 6) in order to fund the Company's short-term working capital needs and to repay the Company's debt obligation which was past due. The Company expects that adequate financing will be available to fund the Company's working capital needs and to fund the required debt payments. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

In June 1998, EPIC obtained a $11,800,000 surety bond which was required by the New York City Department of Environmental Protection contract which EPIC obtained in September 1997 and commenced on July 1, 1998. As part of the terms of the surety bond, the former owner and current President of EPIC has personally guaranteed $3,000,000 on EPIC's behalf and in return the former owner has required that the Company place a portion of the proceeds from the $10,000,000 loan discussed above in an escrow account as security. The required escrow balance as of January 31, 1999 was $311,414 which is included in restricted cash on the accompanying balance sheet. The required escrow balance is subject to reduction based on certain events as described in the agreement. The President of EPIC will be compensated on a monthly basis for this personal guarantee.

On November 5, 1998, the Company issued a $10,500,000 note to a company affiliated with one of the Company's current shareholders and debt holders. The note bears interest at 10.5% and interest is payable upon the maturity date of the note which is the lesser of October 30, 2000 or financial closing for the Miami project, as defined. The note agreement includes provisions which restrict the proceeds for specific uses as follows: $4,612,000 for repayment of a mortgage note in default, $3,000,000 for the redemption of the Company's common stock owned by an affiliate of the lender, $440,000 for fees associated with the note payable and the remainder for general working capital and Miami project expenses. In connection with this transaction, the conversion of a $200,000 debenture payable into 159,670 shares of the Company's common stock in September of 1997 was rescinded. As part of this note agreement, the convertible debenture payable in the amount of $800,000, including the $200,000 rescinded amount, which is held by an affiliate of the noteholder was converted into 1,406,593 shares of the Company's Common stock. The difference between the fair value of the Common stock and the convertible debenture payable of $1,134,065 has been recorded as an expense (included in selling, general and administrative expenses) for the conversion preference on the debt. As noted above, as part of this note agreement the Company is required to utilize $3,000,000 for the redemption of 1,000,000 shares of the Company's common stock from an affiliate of the noteholder. Since the redemption of the Company's Common stock was completed as part of the $10,500,000 note payable transaction, the difference between the buyback price and the fair value of the Company's Common stock of $1,625,000 has been recorded as a debt discount. The fair value of the Company's Common stock repurchased has been recorded as treasury stock. In addition, as part of the note agreement the company affiliated with the note holder has certain rights to convert the 400,000 shares of the Company's Series B Preferred stock which it currently owns to Common stock on a one for one basis and then the right to put the Common stock back to the Company at a per share price of $3.10 as of the maturity date of the note payable. Since the redemption premium was included as part of the $10,500,000 note payable transaction, the difference between the redemption price and the carrying value of the Series B Preferred stock of $960,537 has been recorded as a debt discount. Since these shares of Series B Preferred stock are now subject to this redemption feature they have been classified outside of stockholders equity in the accompanying balance sheet. The company affiliated with the noteholder also has the right to put up to 50% of the shares of Common stock held as of the note closing date (553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. Since the redemption premium was included as part of the $10,500,000 note payable transaction, the difference between the redemption price and the carrying value of the Common stock of $1,009,930 has been recorded as a debt discount. In addition, given that these 553,386 shares of Common stock is now subject to this redemption feature they have been classified outside of stockholders equity in the accompanying balance sheet. The Company issued warrants to purchase 1,500,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.25 as part of the note agreement. The fair value of these warrants totaling $1,004,132 has been recorded as a debt discount. As part of the various transactions and provisions included in this $10,500,000 note payable, a debt discount of $4,599,599 has been recorded which will be amortized as interest expense over the term of the note payable.

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

The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:


                                                           Three Months Ended                 Nine Months Ended
                                                               January 31                         January 31
                                                    -------------------------------------------------------------------
                                                          1998              1999            1998              1999
                                                    --------------    -------------   ---------------   ---------------

Net loss available for Common stockholders per      $    (1,537,309)  $  (6,119,599)  $    (5,579,543)  $   (12,594,277)
     statements of operations

Preferred stock dividends not declared                          --          458,740               --          1,371,233
                                                       ------------   -------------   ---------------   ---------------


Net loss available for Common stockholders used
     for basic and diluted net loss per Common
     share                                          $    (1,537,309)  $  (6,578,339)  $    (5,579,543)  $   (13,965,510)
                                                    ---------------   -------------   ---------------   ---------------
                                                    ---------------   -------------   ---------------   ---------------

Weighted average Common shares outstanding during
     period                                              41,480,344      45,766,639        28,847,418        43,217,732
Dilutive effect of Common stock to be issued for
     Preferred stock dividends not declared                     --          458,740               --          1,371,233
                                                    ---------------   -------------   ---------------   ---------------
Weighted average Common and Common equivalent
     shares used for basic and diluted net loss
     per Common share                                    41,480,344      46,225,379        28,847,418        44,588,965
                                                    ---------------   -------------   ---------------   ---------------
                                                    ---------------   -------------   ---------------   ---------------



8.       SUPPLEMENTAL CASH FLOW INFORMATION:

The following additional noncash investing and financing activities occurred:


                                                                                      Nine Months Ended
                                                                                          January 31
                                                                             --------------------------------------
                                                                                   1998                1999
                                                                             --------------     -----------

     Common stock issued for consulting services                             $    1,509,070     $    2,681,156
     Common stock issued for purchase of property, plant and equipment              104,580                 --
     Common stock issued for business acquisition                                 3,585,000                 --
     Common stock issued for compost projects costs                                     --             280,936
     Common stock issued for payment of liability                                    22,680             25,000
     Common stock issued for Preferred stock dividends                              217,822          1,410,086
     Common stock issued with debt extension                                            --             270,000
     Conversion of note payable into Common stock                                       --             752,459
     Common stock options granted on sale of
         Common stock                                                                   --             161,619
     Common stock options granted for consulting services                               --             168,383
     Common stock options granted with debt issuance
         or extension                                                                   --           1,036,154

9.       RELATED PARTY TRANSACTIONS:

The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:


                                                             Three Months Ended                  Nine Months Ended
                                                                 January 31,                        January 31,
                                                      -----------------------------------------------------------------------
                                                            1998              1999             1998              1999
                                                      --------------    --------------   --------------    ----------
     Interest Expense on Advances:
         VRH Construction Corporation                 $      115,694    $      130,149   $      354,257    $      390,445
         Select Acquisitions, Inc.                               953             1,028            2,291             2,457
         Foundation Systems, Inc.                              1,960             2,250            5,513             6,334
         President of the Company                              1,265             3,884            3,225             8,019
         President of EPIC                                       --                --               --             28,675
     Construction Cost to Resource Reclamation,
         Inc. and Ouster Corporation Capitalized in
         Construction in Progress                            191,452            620,00          465,264         1,625,000

     Value of Common Stock Granted as Reimbursement
         to Select Acquisitons, Inc.                            --                --               --            755,000

     Fees Related to Personal Guarantee to
         President of EPIC                                       --            150,000              --            625,000
     Salary Deferred in Due to Related Parties
         Account for Two Officers                             77,500           116,250          232,500           330,000
     Advances from President of the Company                      --                --            25,000           121,000

     Repayment of Advances from President of EPIC                --                --               --          1,676,189


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

CONTRACTUAL DISPUTES

The Company is currently involved in two disputes with third parties whereby the third parties have filed lawsuits alleging breach of contractual obligations and have claimed damages of approximately $300,000 and $1,000,000, respectively. Management plans to vigorously defend itself against these claims and believes that the recorded liabilities for these matters as of January 31, 1999 are adequate. Management believes that the ultimate resolution of these matters will not have a material effect upon the Company's financial position or results of operations.

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

PAYROLL TAXES

The Company is in arrears for prior and current year's payroll taxes to federal and state taxing authorities of $265,164, of which $163,401 was from the acquisition of American Soil, Inc. Interest and penalties have been accrued. The Company and its officers are at risk for payment of taxes under the trust fund recovery systems. The Internal Revenue Service can cause liens to be recorded and judgements to be filed.

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

The information set forth and discussed below for the three and nine months ended January 31, 1999 and 1998 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the three and nine months ended January 31, 1999 may not be indicative of results expected during the other quarters or for the entire fiscal year ending April 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

For the three months ended January 31, 1999, total revenues were $4,948,256 compared to $4,610,289 for the three months ended January 31, 1998, an increase of $337,967. The increase was attributable to a slight increase in tonnage handled by the Company's wholly owned subsidiary, EPIC, which was acquired on November 3, 1997.

For the three months ended January 31, 1999 total costs and expenses were $9,451,961 compared to $5,112,927 for the three months ended January 31, 1998, an increase of $4,339,034. The increase in total costs and expenses consists of increases in operating expenses of $543,787, selling, general and administrative expenses of $3,608,508, depreciation and amortization of $37,989 and compensation for stock options of $148,750. The increases in operating expenses, depreciation and amortization and compensation for stock options are attributable to the operations of EPIC which was acquired by the Company on November 3, 1997. The increase in selling, general and administrative expenses was due primarily to increased expenses related to legal, financial consulting and other services related to the further development of the Company's operation. These services were funded as required with cash, issuance of common stock, issuance of common stock options or a combination of these funding options. Included in selling, general and administrative expenses for the three months ended January 31, 1999 is $1,150,940 related to a conversion preference on certain of the Company's previously outstanding convertible notes payable. In addition, the increase in selling, general and administrative expenses was partially due to the operations of EPIC.

Net interest expense for the three months ended January 31, 1999 was $1,974,691, an increase of $1,497,869 from the three months ended January 31, 1998. Net interest expense for the three months ended January 31, 1999 increased due to additional interest expense, including amortization of debt discount and deferred financing costs, related to an increase in the Company's debt to finance its ongoing activities.

The Company recorded an income tax benefit of $1,697,848 for the three months ended January 31, 1999 which reflects an effective tax rate of 26%. The effective rate is below the statutory rate primarily due to certain non tax deductible amounts recorded during the period. Based on the significant deferred income tax liability which was recorded as part of the acquisition of EPIC, management has determined that it is more likely than not that this income tax benefit will be realized in future periods. At January 31, 1999, the Company has net operating loss carryforwards of approximately $22,000,000 which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership.

During the three months ended January 31 1999, the Company recorded $676,428 in Preferred Stock dividends, payable in common stock, as compared to $217,822 for the three months ended January 31, 1998. During the three months ended January 31, 1999 the Company also recorded accretion on its Preferred Stock of $647,873 as compared to $340,027 for the three months ended January 31, 1998 related to a mandatory redemption feature.

NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO NINE MONTHS ENDED JANUARY 31,
1998

For the nine months ended January 31, 1999, total revenues were $16,689,791 compared to $4,843,157 for the nine months ended January 31, 1998, an increase of $11,846,634. The increase reflects a full nine months of operations as compared to only three months of operations for the Company's wholly owned subsidiary, EPIC, which was acquired on November 3, 1997.

For the nine months ended January 31, 1999 total costs and expenses were $25,292,796 compared to $8,533,447 for the nine months ended January 31, 1998, an increase of $16,759,349. The increase in total costs and expenses consists of increases in operating expenses of $8,719,071, selling, general and administrative expenses of $5,437,156, depreciation and amortization of $2,156,872 and compensation for stock options of $446,250. These significant increases are mainly attributable to a full nine months of operations as compared to only three months of operations for the prior period of the Company's wholly owned subsidiary EPIC. The increases in operating expenses, depreciation and amortization and compensation for stock options are attributable to the operations of EPIC which was acquired by the Company on November 3, 1997. The increase in selling, general and administrative expenses was due primarily to increased expenses related to legal, financial consulting and other services related to the further development of the Company's operations. These services were funded as required with cash, issuance of common stock, issuance of common stock options or a combination of these funding options. Included in selling, general and administrative expenses for the nine months ended January 31, 1999 is $1,150,940 related to a conversion preference on certain of the Company's previously outstanding convertible notes payable. In addition, the increase in selling, general and administrative expenses was partially due to the operations of EPIC.

Net interest expense for the nine months ended January 31, 1999 was $3,866,070, an increase of $2,534,666 from the nine months ended January 31, 1998. Net interest expense for the nine months ended January 31, 1999 increased due to additional interest expense, including amortization of debt discount and deferred financing costs, related to an increase in the Company's debt to finance its ongoing activities. The Company's debt obligations (including amounts due to related parties and excluding restricted project bonds payable) as of January 31, 1999 were $29,572,141 as compared to $22,384,347 as of January 31, 1998.

The Company recorded an income tax benefit of $3,328,093 for the nine months ended January 31, 1999 which reflects an effective tax rate of 27%. The effective rate is below the statutory rate primarily due to certain non tax deductible amounts recorded during the period. Based on the significant deferred income tax liability which was recorded as part of the acquisition of EPIC, management has determined that it is more likely than not that this income tax benefit will be realized in future periods. At January 31, 1999, the Company has net operating loss carryforwards of approximately $22,000,000 which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership.

During the nine months ended January 31 1999, the Company recorded $1,560,898 in Preferred Stock dividends, payable in common stock, as compared to $217,882 for the nine months ended January 31, 1998. During the nine months ended January 31, 1999 the Company also recorded accretion on its Preferred Stock of $1,852,097 as compared to $340,027 for the nine months ended January 31, 1998 related to a mandatory redemption feature. These increases are due primarily to the fact that the majority of the Preferred Stock was not granted until November 3, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES.

As of January 31, 1999, the Company has cash and cash equivalents of $954,643 and the Company has a working capital deficit of $14,954,293 and an accumulated deficit of $36,015,229. Included in the working capital deficit is $4,368,018 for the current portion of long term debt and $7,717,780 for amounts due to related parties. In addition, the Company has incurred losses since its inception and is subject to those risks associated with the companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

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

During the nine months ended January 31, 1999 the net cash used in operating activities was $3,021,785 as compared with cash used in operating activities in the prior year period of $3,816,170. The decrease in cash used in operating activities for January 31, 1999 as compared with January 31,1998 is primarily due to the decreases in accounts receivable and prepaid expenses, the operations of EPIC, offset by the recording of the income tax benefit for the 1999 period.

During the nine months ended January 31, 1999 the Company utilized cash for purchases of property, plant and equipment of $3,262,073. These purchases were primarily related to capital expenditures for the Company's composting projects in progress and for the EPIC subsidiary.

During the nine months ended January 31, 1999 the Company received net cash from financing activities of $6,918,214. The cash was received from the sale of common stock in the amount of $782,901 and net proceeds from long term debt obligations of $9,438,988 (gross proceeds of $22,577,000 net of repayments of $13,138,012). In addition the Company utilized cash of $3,303,675 for the repurchase of treasury shares.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                         None not previously reported

Item 2. - Changes in Securities

                  (a)      None

                  (b)      None

                  (c) During the fiscal quarter ended January 31, 1999, the Company issued 2,350,401 shares of its common stock as follows:


DATE         # OF SHARES      ISSUED TO            FOR                  PRICE
--------     -----------    ----------------     ---------------     -----------

11/06/98      1,054,945     private investor     note conversion     $1.38/share
11/12/98         80,080     five investors       exer. options       $0.01/share
11/17/98         10,000     consultant           services            $1.00/share
11/17/98        100,000     consultant           services            $1.00/share
11/25/98        175,000     consultant           services            $0.85/share
12/02/98        300,000     private investor     services            $0.90/share
12/11/98         98,000     consultant           services            $0.75/share
01/06/99         50,000     consultant           services            $0.65/share
01/06/99        447,376     four investors       dividends           $0.65/share
01/11/99         35,000     vendor               liability           $0.71/share


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

                  (d)  Not Applicable


Item 3. - Defaults Upon Senior Securities                                   None

Item 4. - Submission of Matters to a Vote of Security Holders               None

Item 5. - Other Information                                                 None

Item 6. - (a) Exhibits                                                      None


             (b) Reports on Form 8-K

                 1. A report on Form 8-K dated November 6, 1998 was filed on November 19, 1998 to report the borrowing by the Company of $10,500,000, and including various credit and stock pledge agreements as exhibits. No financial statements were included in this filing.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 17, 1999

COMPOST AMERICA HOLDING COMPANY, INC.
(Registrant)


By    /s/ Roger E. Tuttle
--------------------------------------------------------------------------------
          Roger E. Tuttle,        President and Principal Executive Officer,
                                  Principal Financial Officer and Treasurer




By  /s/ Anthony P. Cipollone
--------------------------------------------------------------------------------
        Anthony P. Cipollone,   Controller, Principal Accounting Officer

                       COMPOST AMERICA HOLDING COMPANY, INC.

                               SEC FILE NO. 0-2832

        REPORT ON FORM 10-QSB FOR THE FISCAL QUARTER ENDED JANUARY 31, 1999

                                   APPENDIX A
                            FINANCIAL DATE SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION FROM THE UNAUDITED FINANCIAL STATEMENTS OF COMPOST AMERICA HOLDING COMPANY, INC. FOR THE FISCAL QUARTER ENDED JANUARY 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


                                                                          AS AT
ITEM NUMBER             ITEM DESCRIPTION                             JANUARY 31, 1999
-----------             ----------------                             ----------------

5-02 (1)                cash and cash items                             $    954,643
5-02 (2)                marketable securities                                      0
5-02 (3) (a) (1)        notes and accounts receivable-trade                3,727,478
5-02 (4)                allowances for doubtful accounts                     117,422
5-02 (6)                inventory                                                  0
5-02 (9)                total current assets                              95,658,961
5-02 (13)               property, plant and equipment                     34,764,831
5-02 (14)               accumulated depreciation                           2,591,968
5-02 (18)               total assets                                     160,195,709
5-02 (21)               total current liabilities                        110,613,254
5-02 (22)               bonds, mortgages and similar debt                 16,986,343
5-02 (28)               preferred stock-mandatory redemption              13,629,092
5-02 (29)               preferred stock-no mandatory redemption                2,500
5-02 (30)               common stock                                      54,012,273
5-02 (31)               other stockholders' equity                      ( 39,827,729)
5-02 (32)               total liabilities and stockholders' equity      $160,195,709

                                                                           FOR THE
                                                                         NINE MONTHS
                                                                            ENDED
                                                                       JANUARY 31, 1999
                                                                       -----------------

5-03 (b) 1 (a)          net sales of tangible products                 $  16,689,791
5-03 (b) 1              total revenues                                    16,689,791
5-03 (b) 2 (a)          cost of tangible goods sold                       11,780,601
5-03 (b) 2              total costs and expenses applicable to
                         sales and revenues                               11,780,601
5-03 (b) 3              other costs and expenses                          13,512,195
5-03 (b) 5              provision for doubtful accounts and notes                  0
5-03 (b) (8)            interest and amortization of debt discount         3,866,070
5-03 (b) (10)           income before taxes and other items             ( 12,469,075)
5-03 (b) (11)           income tax expense                              (  3,328,093)
5-03 (b) (14)           income/loss continuing operations               (  9,140,982)
5-03 (b) (15)           discontinued operations                                    0
5-03 (b) (17)           extraordinary items                                        0
5-03 (b) (18)           cumulative effect-changes in accounting
                         principles                                                0
5-03 (b) (19)           net income or loss                              ($ 9,181,282)
5-03 (b) (20)           earnings per share-primary                      ($      0.31)
5-03 (b) (21)           earnings per share-diluted                      ($      0.31)
