Form 10KSB
period 1999-04-30
COMPOST AMERICA HOLDING CO INC
filed 2000-03-20
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934, for the fiscal year ended April 30, 1999

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____ to ______

                            Commission File #0-27832

                      COMPOST AMERICA HOLDING COMPANY, INC.
 ..............................................................................
                 (Name of small business issuer in its charter)

          New Jersey                                        22-2603175
----------------------------                      --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Gateway Center, 25th floor, Newark, New Jersey   07102
----------------------------------------------       ----------
(Address of Principal Executive Office)              (Zip Code)

Issuer's telephone number: (973) 297-5400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

1.   Common Shares, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State the issuer's revenues for its most recent fiscal year:

                                  $ 22,249,982


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days - $ 5,795,894 (approximate as of February 1, 2000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1. Common Stock - 55,452,489 shares outstanding as at January 31, 2000

Documents Incorporated By Reference - None

PLEASE ADDRESS ALL CORRESPONDENCE TO:   Mark Gasarch, Esq.
                                        40 West 57th Street
                                        33rd Floor
                                        New York, New York 10019

                                     PART I

ITEM 1.
DESCRIPTION OF BUSINESS

                                   BACKGROUND

     Compost America Holding Company, Inc., (the "Company" or "Compost America" or "CAHC") was incorporated on August 20, 1981 in the State of New Jersey under the name Alcor Energy and Recycling Systems, Inc. ("Alcor") for the purpose of designing, constructing, managing and operating resource recovery facilities. On January 23, 1995, Alcor acquired all of the outstanding shares of Compost America Company of New Jersey, Ltd. ("CANJ"), which had been incorporated on December 17, 1993 in the State of Delaware for similar purposes, and subsequently changed its name to Compost America Holding Company, Inc. The Company conducts its business through various development subsidiaries and through the following operating subsidiaries; American Soil, Inc., a New York corporation, incorporated on August 6, 1986; Environmental Protection & Improvement Company, Inc. ("EPIC"), formerly know as R.J. Longo Construction Company, Inc., a New Jersey corporation incorporated on February 17, 1971; Garden Life Sales Company, Inc., incorporated in Delaware on March 1, 1996; and Gardenlife Sale Company of Florida, Inc., incorporated in Delaware on April 20, 1998. The Company has two other wholly-owned subsidiaries, both presently inactive; Compost America Technologies, Inc., incorporated in Delaware on June 15, 1995 and Philadelphia Recycling and Composting Company, Inc., incorporated in Pennsylvania on March 8, 1995. The development subsidiaries include, Newark Recycling and Composting Company, Inc. ("NRCC"), incorporated in Delaware on May 10, 1994, owned 75% by the Company and 25% by Prince Georges Contractors, Inc., d.b.a. Potomac Technologies, Inc. ("PTI"), an unaffiliated company, with NRCC itself owning 100% of American Bio-Ag; and three wholly-owned subsidiaries, Monmouth Recycling and Composting Co., Inc., incorporated in Delaware on May 10, 1994 ("MRCINC"); Chicago Recycling and Composting Company, Inc. ("CRCC"), incorporated in Delaware on August 4, 1995; and Gloucester Recycling and Composting Company, Inc., incorporated in Delaware on August 15, 1994. The Company also owns 80.1% of Miami Recycling and Composting Company, Inc. ("MRCC"), incorporated in Delaware on November 17, 1995, which itself owns all of the outstanding common stock of Bedminster Seacor Services Miami Corporation ("Bedminster"), a Florida corporation which is developing a composting project in southern Florida (the "Florida Composting Project"). Unless otherwise indicated, references to the Company, or Compost America, or CAHC, include the Company and all of its subsidiaries.

     The Company's two current development projects are expected to be a solid waste transfer station in Newark, New Jersey ("Newark Solid Waste Project"), and a fully enclosed composting facility located in Miami/Dade County, Florida and serving either or both Dade County and the City of Miami, Florida ("Florida

Composting Project"). Each of these projects is in the planning stage and neither project has received final governmental permits and approvals. Permits previously obtained by the Company for a composting facility in Newark, New Jersey will, for the most part, not be applicable to the proposed solid waste transfer station.

     The Company's executive offices are located at One Gateway Center, 25th floor, Newark, New Jersey 07102. The Company's telephone number is (973) 297-5400; fax (973) 297-5454.

                             OPERATING SUBSIDIARIES

ENVIRONMENTAL PROTECTION & IMPROVEMENT COMPANY, INC.

     EPIC is in the business of transporting waste materials by intermodal truck/rail hauling to land application sites for beneficial use and to landfill sites. Its fleet of equipment consists of 150 articulated intermodal railcars which are capable of handling up to six fully loaded containers, 1,300 containers designed to carry biosolids and other bulk materials, a fleet of trucks for road transportation, and toploaders to load and unload containers on/off railcars. With unit train capability and full railroad interchange approval and authority, EPIC's railcars can freely move from line to line throughout the United States.

     EPIC's main loading facility is at Brills Yard in Newark, New Jersey. It includes some 3,600 feet of rail siding (4,000 feet of staging track available) and is a New Jersey Department of Environmental Protection ("NJDEP") 3,400 tons/day, 24-hour day, seven-day week permitted site. The site is used to load and unload containerized waste material to be shipped to land application sites for beneficial use and landfills for disposal throughout the country. Unlike the method of using trucks or gondolas where material must be handled several times, EPIC's containers are loaded, sealed, transported, and placed onto rail cars whereby the material does not have to be handled again until the rail cars reach their ultimate destination. Brills Yard is one of a kind in the New York metropolitan area with two rail providers (Norfolk Southern and CSX) and located within ten miles of the major bridges and tunnels from New Jersey and Staten Island to New York City. Permitted beneficial use land application sites are located in Virginia and Colorado.

     EPIC's customers include New York City and Joint Meeting of Essex and Union Counties, NJ, along with other clients who dispose of incinerator ash, contaminated soils and municipal solid waste.

     Subsequent to its April 30, 1999 fiscal year end, the Company entered negotiations for the sale of EPIC.

AMERICAN SOIL INC.

     American Soil, Inc. ("ASI"), an outdoor composting facility located in Freehold Township, Monmouth County, New Jersey, has been in operation since September 7, 1988. Compost America purchased ASI in October 1996, and leases property from Freehold Township for the operation of the composting facility. The Company has acquired additional property adjacent to ASI which is expected to be used for expansion. ASI currently is permitted to compost leaves, grass and source separated organic waste ("SSOW") including processed food and soiled paper/coated cardboard waste from supermarkets and produce terminals.

     Subsequent to its April 30, 1999 fiscal year end, the Company entered into negotiations for the sale of American Soil Inc.


                            DEVELOPMENT SUBSIDIARIES

NEWARK RECYCLING AND COMPOSTING FACILITY

     NRCC is a 75% owned subsidiary of the Company. NRCC anticipates developing a municipal solid waste transfer station capable of processing approximately 3,500 tons of waste per day on a portion of its 12-acre parcel in Newark, New Jersey (the "Newark Property"). This site previously was intended for use as a municipal composting facility (the "Newark Composting Project"). However, it now appears more likely that a waste transfer station will be developed in lieu of the composting facility. The current development schedule, subject to change, is for the completion of permitting, solid waste procurement, construction, start-up and performance testing leading to commercial operation no earlier than 2001. The balance of the Newark Property will be available for sale or other use, such as warehousing or co-generation facilities.

MIAMI RECYCLING AND COMPOSTING FACILITY

     MRCC is an 80.1% owned subsidiary of the Company. MRCC's wholly owned subsidiary Bedminster is developing a composting facility on a 40.1 acre parcel in Miami/Dade County (the "Florida Composting Project"). However, this development has been interrupted by a lawsuit (the "Miami Lawsuit") brought by the Company and Bedminster against the City of Miami to enforce the performance by the City of Miami of its obligations under a Restated Compost Recycling Agreement (see "Legal Proceedings" herein).

     A number of applications for requisite environmental permits have been filed with the Miami/Dade County Department of Environmental Resource Management ("DERM"), the Florida Department of Environmental Protection ("FDEP") and the United States Army Corps of Engineers ("ACOE"). Additional submittals and subsequent approvals are in abeyance pending the resolution of the Miami Lawsuit.

     The Amendment to the Restated Compost Recycling Agreement signed by Bedminster, but not by the City, calls for the City to deliver a minimum 150,000 tons per year of municipal solid waste at 2,885 tons per week (i.e., a daily average equal to 411 tons) to the Florida Composting Project. An initial disposal fee of $52 per ton is specified, subject to an escalation that is a function of the Consumer Price Index (CPI) for Miami-Ft. Lauderdale.

AMERICAN MARINE RAIL FACILITY

     American Marine Rail, LLC ("AMR") is developing a 5,200 tons per day solid waste transfer station in Bronx, New York. When constructed, AMR's facility will be capable of receiving waste by barge from New York City's existing marine transfer station system, compacting the waste and transporting it out of the City by rail. AMR has responded to a Request for Proposals ("RFP") issued by the New York City Department of Sanitation ("NYCDOS") for a 20-year contract to transport and dispose of up to 11,700 tons per day of the Department's residential solid waste. The RFP was a result of New York City's intent to close the Fresh Kills Landfill in Staten Island.

     AMR submitted its permit application to the State of New York in the Fall of 1997, and expects final permits to be issued during the first half of 2000. Drafts of a Negative Declaration of Environmental Impact and a permit were issued to AMR in December 1999.

     Originally, the Company had purchased a 33% interest in AMR and had held an option to acquire an additional 33% interest. However, in July, 1999 the Company transferred its interest in AMR to AW Compost Partners, LLC ("AW Compost") in exchange for (1) the payment of $225,000 to AMR by an affiliate of AW Compost to cure certain funding defaults by the Company, (2) the return to the Company of $872,886 of its Series D Redeemable Preferred Shares, which AW Compost had purchased for $305,515 and (3) the cancellation of the "AMR Option" held by AW Compost Partners (as described in Section 9 of the Company's Series D Certificate of Designation) In the same transaction, however, AW Compost granted the Company the option to re-purchase up to a 28.72% interest in AMR, at any time prior to March 31, 2000, for a cash payment of $1,750,000, plus interest, less any interim funds advanced by the Company to AMR, up to a maximum of $400,000. The repurchase percentage of 28.72% will be reduced pro-rata should the Company fail to fund required advances and the funding is advanced by third parties. If not exercised by the Company by March 31, 2000, the Company's repurchase option terminates.

                                PROJECT FINANCING

     In December 1997, the Company closed a $90 million New Jersey Economic Development Authority ("NJEDA") Revenue Bond issue (1-year term) for its proposed Newark Composting Project, underwritten by PaineWebber Incorporated. Bond proceeds were held in escrow and invested as security for debt service pending satisfaction of certain conditions (the "Escrow Release Conditions"). In September 1998, CAHC terminated its relationship with PaineWebber Incorporated and on December 1, 1998 CAHC signed a financial advisory agreement with Goldman, Sachs & Co. Thereafter on December 15, 1998, the $90 million NJEDA Revenue Bond issue was remarketed by Goldman, Sachs & Co. However, the Escrow Release Conditions were not met and in June 1999 the escrowed Bond proceeds were applied to redeem the Bonds in whole. Accordingly, there is no existing project financing for any project in Newark, New Jersey. In August, 1999 Goldman, Sachs & Co. resigned as the Company's financial adviser.

     If and to the extent that the Miami Lawsuit is successfully completed, the Company anticipates that it will obtain funding for the Miami Project. However, no financing commitment is available at the present time.

EMPLOYEES

     Compost America and its subsidiaries consists of 88 full-time employees.


ITEM 2.
DESCRIPTION OF PROPERTY

     The Company leases its 1,430 square feet of executive, finance and accounting offices at One Gateway Center, 25th floor, Newark, New Jersey 07102, from an unaffiliated retail agent for $ 2,800.42 per month (excluding utilities and parking). The lease expires on June 15, 2000.

     In December 1995 NRCC purchased the Newark Property, located in the East Ward of Newark, New Jersey at the convergence of Routes 78, 1, 9 and the New Jersey Turnpike on which the Company hopes to locate its Newark Solid Waste Project.

     On March 29, 1996 the Company purchased 40.1 acres in northwest Miami/Dade County, Florida, where it plans to commence construction of its Florida Composting Facility.

     Both the Newark site and the Florida site are encumbered by mortgages, which are in default. Foreclosure proceedings have been commenced with regard to the Newark site (see Legal Proceedings, below).

     On October 2, 1996 the Company was assigned a lease commitment with the Township of Freehold, New Jersey for two parcels of land located in the Township of Freehold, County of Monmouth, State of New Jersey. One parcel consists of
10.462 acres and the second parcel consists of 8.296 acres. The lease is for 5 years with a 5 year option.

     In January 1998 MRCINC purchased approximately 15 acres of real property in Freehold Township, Monmouth County, New Jersey on which the Company intended to construct an invessel composting facility. This property currently is the subject of a foreclosure proceeding.


EPIC Properties
---------------

     EPIC's corporate headquarters are located in Denville, New Jersey in a three-story building which is rented on a month-to-month basis for $6,250 per month from a trust, the beneficiaries of which are the children of Robert J. Longo, President of EPIC and a Director of the Company. The Company believes that this rental is comparable to that which would be charged by a non-affiliated landlord.

     EPIC has a 15-year lease with Conrail for Brills Yard. The site is located on Avenue P, Newark, New Jersey off the New Jersey Turnpike Exit 15E. EPIC's state of the art terminal is a fully licensed NJDEP intermodal container facility. The Brills Yard facility is permitted for 3,400 TPD with 24-hour service.

     EPIC owns two properties; an intermodal rail siding located in Carlton, Colorado on approximately 13.5 acres and an intermodal rail yard and maintenance facility located in Tyler, Texas on approximately 39 acres. EPIC also has the right to operate, by lease or other agreement, out of three facilities in the State of Virginia.


ITEM 3.
LEGAL PROCEEDINGS

     The Company is involved in one material legal proceeding as a plaintiff, as follows. In November 1996, the Company made a payment of $1,000,000 to secure performance of its obligations under the Restated Compost Recycling Agreement of November 30, 1995 (the "Restated Agreement") with the City of Miami. Under the terms of that Restated Agreement the commencement date of operations for its Florida Composting Project was extended to November 1998. On February 24, 1998 a resolution was proposed and adopted by the City of Miami Commission granting Bedminster an additional extension through October 20, 2000 if the Company, (1) agreed to pay the City an amount equal to the City's recycling costs for each of the two years that the extension was granted; (2) agreed that the

$1,000,000 previously deposited with the City by Bedminster to guarantee Bedminster's performance of its obligations be released into the City's general fund for the City to use as it deemed necessary; and (3) agreed to post a new performance bond or letter of credit to guarantee the performance of its obligations under the Contract. While an amendment agreement memorializing the extension approved by the City in its February 24th resolution was signed by the Company, the City has refused to sign the agreement. Bedminster has filed the Miami Lawsuit against the City seeking a judgment: (1) declaring that the Restated Agreement, as amended by the City's Resolution 98-224 of February 24, 1998 (collectively the "Contract") constitutes a valid and binding contract between the City and Bedminster; (2) setting the correct amount of the City's recycling costs during the term of the two year extension or establishing a fair and equitable procedure by which that amount shall be calculated; and (3) fixing the completion date for the composting facility, adjusted to take into account the period of time that the City has frustrated Bedminster's performance under the Contract. Depositions have been scheduled in this matter, and this proceeding is expected to be resolved during the year 2000.

     The material legal proceedings in which the Company is involved as a defendant are as set forth below.

1. Equity Investments of Delaware, Inc., Plaintiff v. Compost America Holding Company, Inc. and Newark Recycling and Composting Company, Inc., Defendants, filed in May, 1999 in the Superior Court of New Jersey for Essex County. On May 15, 1999, the Company, as Borrower, defaulted in the payment of a $1,000,000 Acquisition Refinancing Promissory Note, plus an additional $150,000 in accrued interest and penalties, payable to Equity Investments of Delaware, Inc., as Lender. The Lender also is the holder of a $2,000,000 Convertible Term Loan Promissory Note of the Borrower, due November 1, 2000, now in default as a result of cross-default provisions in the $1,000,000 Note. Both Notes are secured by a first mortgage on the Newark Property, owned by NRCC, which the Company intends to develop. The Lender obtained a default judgment against the Company in September 1999 but has not yet foreclosed upon the Newark Property pending settlement discussions. These settlement discussions themselves are dependent upon the Company obtaining additional funding. At any time, the Lender could proceed to foreclose against the Newark Property which proceeding, if successful, would prevent the Company from developing the Newark Property.

2. Bio-Services, Inc., Plaintiff, v. Compost America Holding Company, Inc. Monmouth Recycling and Composting Company, Inc., Defendants, filed on September 4, 1998 in the Superior Court of New Jersey, Chancery Division, Monmouth County, Docket No. MONC 224-28.

     This is a claim for alleged breach of contractual obligations, seeking damages of approximately $333,125, plus 12,500 shares of the Company's common stock, plus interest and expenses. The Company has filed an answer denying all liability as asserted in the Complaint. A motion by the Plaintiff for summary judgment was granted by the Court in October 1999. The Company has made a settlement offer, and has filed a motion for reconsideration if the settlement efforts, presently underway, are not successful.

3. Brownfield Partners, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed on March 12, 1999 in the Superior Court, Law Division, Monmouth County, State of New Jersey, Docket No. MON-L-1248-89.

     This is an action to collect a $200,000 mortgage note, secured by a first lien on the Company's 15 acre property in Freehold, New Jersey (the "Freehold Property"). The Company is attempting to renegotiate the terms of the note, including an extension of the due date, at the same time that discovery proceedings have commenced. A parallel action by the plaintiffs seeks to foreclose on the Freehold Property. The Company has filed an answer to this action and a motion to join Michael Marchese as an additional defendant while trying to negotiate a settlement with Mr. Marchese on both matters. In February, 2000 this action was dismissed without prejudice for Plaintiff's failure to respond to Defendant's discovery requests.

4. Kaplan Gottbetter & Levenson, LLP and Adam S. Gottbetter, Plaintiffs v. Compost America Holding Company, Inc., Defendant, filed on December 14, 1998 in the United States District Court, Southern District of New York.

     This is an action alleging breach of a consulting agreement and seeking compensatory damages of approximately $872,000, plus interest, costs and expenses. This matter was settled in September 1999 for $350,000, and the Company is making settlement payments.

5. Capital Active Funding, Inc., Plaintiff, v. Compost America Holding Company, Inc., et. al., Defendant, filed on October 16, 1998 in the Superior Court of the State of Arizona, County of Maricopa, Docket # CV 98-18623.

     Plaintiff obtained a judgment against the Company, amongst others, in the amount of $145,029.50. The Company negotiated a settlement of this action for this amount in October 1999 and is making settlement payments.

6. NuCentury Auto, Inc., Plaintiff, v. Compost America Holding Company, Inc. and Chicago Recycling and Compost Company, Inc.,

     Defendants, filed on February 28, 1998 in the Circuit Court of the Twelfth Judicial Circuit, Will County, State of Illinois, Docket # 99 L 129.

     This is a claim against the Company for $266,256 for site development work performed on behalf of the Company in Riverside, Illinois. The Company has filed an answer in this matter, and settlement discussions have commenced.

7. Center Capital Corp., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in March 1999 in the Superior Court of New Jersey for Bergen County. Plaintiff obtained a default judgment against the Company for $37,000. By agreement between the Plaintiff and the Defendant, the Plaintiff sold the equipment on which it held a chattel mortgage and satisfied this judgment.

8. Devro-Teepak, Inc., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in August, 1999 in the U.S. District Court for the Northern District of Illinois. In 1995, Devro-Teepak, Inc. ("Teepak") made loans to the Company aggregating approximately $265,000, to be repaid out of the funding for the Company's Chicago, Illinois, composting facility. Teepak now claims that this composting facility project has been abandoned by the Company, and therefore approximately $310,000 (the $265,000 plus interest) is now due. The Company has filed an answer in this matter, and settlement discussions are underway.

9. David J. Egarian, P.E. and D.J. Egarian & Associates, Plaintiffs, v. Compost America Holding Company, Inc. and Newark Recycling and Composting Company, Inc., Defendants, filed in September, 1999 in the Superior Court of New Jersey for Morris County. Plaintiffs obtained a default judgment based upon a contract for $35,000. The Company has reached a settlement with Plaintiffs to pay the amount of the judgment plus an additional $5,000 unpaid invoice in eight monthly payments of $5,000 each, commencing in November, 1999.

10. R.W. Jones & Associates, Inc. and R.W. Jones III, Plaintiffs, v. Compost America Holding Company, Inc., R.J. Longo Construction Company, Inc., R.J. Longo Construction Company d/b/a EPIC, EPIC and Roger E. Tuttle, Defendants, filed in September, 1999 in the Superior Court of New Jersey for Essex, County. This is an action for various consulting and success fees. The Company has settled this action for $853,000 to be made in a lump sum payment on or before April 15, 2000. If the Company supplies a signed contract for the sale of EPIC, the time to make the payment will be extended to May 15, 2000. Should these conditions not be met the matter proceeds to litigation.

11. Dughi & Hewitt, Plaintiff, v. Compost America Holding Company, Inc. and Newark Recycling and Composting Company, Inc.,

     Defendants, filed in October, 1999 in the Superior Court of New Jersey for Union County. This is an action for $27,000 for legal fees and interest. Plaintiffs have proposed a settlement, accepted by the Defendants, for $20,000 calling for an initial payment of $7,500, which has been made, followed by monthly payments of $2,500 until the settlement has been paid in full.

12. Roger Tuttle, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in November, 1999 in the Superior Court of New Jersey for Essex County. This is an action by the former President and Chairman of the Company, who remains a Director of the Company, for 930,000 "replacement" shares of the Company's common stock, $265,000 plus interest in repayment of loans and $1,475,000 in accrued salary. The Company believes it has meritorious defenses against this action, and has filed an answer, affirmative defenses and counterclaims. The parties are currently negotiating for the settlement of these claims.

13. Kaysons International Corp., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in November, 1999 in the Supreme Court of New York, County of Westchester. This is an action for payment of a note presently in default in the amount of $150,000 plus interest at 10%. The Company has retained counsel and has filed an answer in this matter.

14. Kenny Nachwalter Seymour Arnold Critchlow & Spector, Plaintiff, v. Compost America Holding Company, Inc., Miami Recycling and Composting Company, Inc. and Bedminster Seacor Services Company, Inc., Defendants, filed in August 1999 with the American Arbitration Association in Miami, Florida. This is an arbitration action for approximately $154,000 in unpaid legal fees. This matter was settled through mediation in the amount of $100,000. Payments commence on May 1, 2000 with the final payment to be made August 1, 2000.

15. B. Michael Pisani, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed January, 2000 in the Superior Court of New Jersey, Essex County. This is a claim by B. Michael Pisani for $175,000 plus interest, costs and legal fees based upon an alleged breach by the Company of his consulting agreement. The Company intends to defend this matter vigorously.

16. Biological and Environmental Services, Plaintiff, v. Compost America Holding Company, Inc. and Miami Recycling and Composting Company, Inc., Defendants, filed February, 2000 in the County Court of Broward County, Florida. This is a claim for an account payable in the amount of $8,568.14 plus interest and costs. The Company has proposed settlement terms and is waiting for plaintiff's response to same.

17. Mehr & LeFrance, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed January, 2000 in the Superior Court of New Jersey, Essex County. This is a claim for legal fees in the amount of $5,000 plus interest and costs. The Company's time to answer has been extended to March 24, 2000.

18. Resource Reclamation Services, Inc., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed February, 2000 in the Circuit Court for the 11th Judicial Circuit, Miami-Dade County, Florida. This is a claim for $350,000 plus interest and costs for a breach of a Settlement Agreement. The $350,000 has been paid down to $250,000, and the balance is being paid in five monthly installments of $50,000 each.

     The status of other material claims involving the Company is as follows:

19. Internal Revenue Service. The Internal Revenue Service ("IRS") has noticed the Company of its claim for $61,000 in penalties and interest and $20,000 in back taxes. The Company contends that it already has paid the $20,000 in back taxes. The IRS is demanding payment and the Company is seeking to appeal this demand.

20. Loans from VRH Construction Corp. On May 15, 1999, the Company also defaulted on the payment of approximately $5,700,000 of promissory notes payable to VRH Construction Corp., which notes are secured by a second mortgage on the Newark Property. The Company disputes the propriety of this second mortgage. The Company has entered into discussions with VRH Construction Corp. seeking an extension of the maturity dates of these notes. There can be no assurance that such an extension will be granted. Should the Newark Property be foreclosed, the Company would not be able to develop the Newark Property.

21. Loan From Vauxhall "98, L.L.C. On December 30, 1998 the Company borrowed $500,000 from Vauxhall '98, L.L.C. This loan provided for a maturity date of November 30, 2000, or earlier if the Company received a series of loans totalling at least $1,500,000. The Company has received loans totalling in excess of $1,500,000, and therefore this loan is now due. The Company has not repaid this loan. To date, the lender has not taken any steps to declare an event of default or to collect the loan. A similar situation exists regarding an additional $50,000 in loans made to the Company by two other parties.

22. Claim by Pasquale J. Dileo In response to a confirmation request from the Company's auditors related to the Company's financial statements for its fiscal year ended April 30, 1999, Pasquale J. Dileo, Secretary and a Director of the Company, asserted that he was owned by the Company $1,680,000 plus 1,000,000 of the Company's registered common shares plus options to purchase an additional 300,000 common shares and that Select Acquisitions, Inc., a company controlled by Mr. Dileo, was owed $308,073, plus accrued interest, and 408,640 of the Company's common shares. Other than loans from Select in an amount less than $100,000, the Company refutes all of these claims and will defend its position vigorously should Mr. Dileo commence litigation in this matter.

23. Credit, Capitalization and Financing Agreement between Compost America Holding Company, Inc., and two of its subsidiaries, Miami Recycling and Composting Company, Inc. and Bedminster Seacor Services Miami Corporation and Lionhart Global Appreciation Fund, and its affiliates, dated October 30, 1998 ("Agreement").

     The various judgments set forth above, and the Company's failure to deliver agreed upon collateral, appear to constitute an "Event of Default" under this Agreement, such that Lionhart Global Appreciation Fund ("Lionhart") could accelerate the collection of its $10,500,000 (face amount) promissory note, secured by a first mortgage lien on the real property constituting the site of the proposed Florida Composting Project (the "Florida Site") and by the Company's stock ownership interest in MRCC and Bedminster. The Company and Lionhart are in discussions to resolve this matter, with no assurance that any such agreement can be reached.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE


                                     PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of Common Stock presently are being traded on the "pink sheets" of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "CAHC". Until October 7, 1999 the shares had traded on the Electronic Bulletin Board of the NASD, but this trading was transferred to the "pink sheets" when the Company was significantly delinquent in its filings with the Securities and Exchange Commission ("SEC"). During the period September 14, 1999 through October 7, 1999 inclusive, the shares traded under the symbol "CAHCE" as a notice that the trading of the shares was being moved from the Electronic Bulletin Board to the "pink sheets". The Company believes that when it is again timely in its filings with the SEC, the trading of its shares will resume on the Electronic Bulletin Board.

     The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for these shares. Such prices necessarily reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                       Quarterly Common Stock Price Range


                                 HIGH BID    LOW BID
                                 --------    -------

1997/1998:
Quarter ended 7/31..............  $2.50       $1.13
Quarter ended 10/31.............  $4.25       $1.00
Quarter ended 1/31..............  $3.69       $1.63
Quarter ended 4/30..............  $2.31       $1.31


1998/1999:
Quarter ended 7/31............    $1.94       $1.25
Quarter ended 10/31...........    $1.69       $0.88
Quarter ended 1/31............    $1.56       $0.63
Quarter ended 4/30............    $1.44       $0.60


     As of January 31, 2000 there were approximately 366 holders of record of the shares of the Company's Common Stock.

     To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future will be limited by preferred stock issuances and may be limited by future preferred stock issuances or by lenders.

     During the fiscal quarter ended April 30, 1999, the Company issued 3,047,137 shares of its common stock (and cancelled 858,022 shares of its common stock previously issued), without registering the securities under the Securities Act of 1933, as amended, to 14 individuals for services rendered valued at prices ranging from $0.25 to $0.90 per share. There were no underwriters involved in the transaction, and no underwriting discounts or commissions. In light of the small number of purchasers and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.

ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     The Company continues to incur significant losses from its operations and development activities. Net loss available to common shareholders was $30,850,967 for the fiscal year ended April 30, 1999, as compared to a loss of $14,665,304 for the fiscal year ended April 30, 1998. The Company has incurred losses since its inception, with an accumulated deficit of $54,271,919 as at April 30, 1999 and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     As a result of the acquisition of EPIC, a wholly-owned subsidiary, the Company is no longer considered a development stage company. For the year ended April 30, 1999 the Company's consolidated revenues were $22,249,982, compared to $9,259,698 for the prior fiscal year. The Company's operating loss for the fiscal year ended April 30, 1999 was $21,985,261, including $10,721,161 as a provision for impairment, as compared to an operating loss of $11,276,666 for the prior fiscal year. EPIC's revenues for the fiscal year ended April 30, 1999 were $22,032,853 and it had a net loss of $3,094,463, as compared to EPIC's revenues for the period from the acquisition date (November 3, 1997) to April 30, 1998 of $8,853,266 and a net loss of $2,780,021 for that period. However, EPIC's income before interest, income taxes, compensation for stock options, depreciation and amortization was $2,607,378 as compared to $1,035,221 for the prior fiscal year. The Company's net loss before income tax benefit for the year ended April 30, 1999 increased by $20,501,875 to $34,196,672 from $13,694,797 for the prior year due primarily to the aforementioned provision for impairment of $10,721,161, an increase in net interest expense of $8,276,107 as the Company increased its debt to finance its ongoing activities during the current year while carrying the interest cost of the majority of the prior year's loans as well and an increase in depreciation and amortization expense of $4,061,353 representing the inclusion of EPIC's equipment and contract costs for a full fiscal year.


Liquidity and Capital Resources

     Since its inception, the Company has continuously met its liquidity needs primarily from the proceeds of the sale of its Common and Redeemable Preferred Stock, loans made by affiliates, including directors and principal shareholders, and loans made by unaffiliated individuals and institutions. For the period May 1, 1998 through April 30, 1999 the Company secured funding through various private placements and loans from related and unrelated parties, specifically, $902,001 from the sale of common stock, as compared to $13,306,144 for the prior fiscal year, none from the sale of Redeemable Preferred Stock, as compared to $10,016,224 for the prior fiscal year and $23,126,563 from loans, as compared to $5,861,606 for the prior fiscal year. The Company for the fiscal year ending April 30, 2000 will be faced with significant cash needs to meet current obligations, and to provide additional development capital including ongoing corporate overhead and to refinance existing loans. The Company hopes to meet its liquidity needs through the sale of EPIC and American Soil, Inc. ("ASI"), project financing and additional loans and/or the sale of common and preferred shares. For the period May 1, 1999 through January 20, 2000 the Company secured additional funding in the form of $3,700,000 from loans from both related and unrelated parties.

     The Company's strategy to reduce and eventually eliminate these deficits entails (1) the sale of its two operating subsidiaries, EPIC and ASI, (2) the generation of revenues from its Florida Property by the construction and operation of the Florida Composting Project, (3) the generation of revenues from its Newark Property, either by the construction and operation of the Newark Solid Waste Project and/or the development and lease of the property, (4) the acquisition of additional operating companies and (5) the implementation of stringent controls on development expenses, which already have been initiated by the Company's Office of the President. This strategy is dependent upon (1) finding buyers for EPIC and ASI at prices favorable to the Company, (2) securing the approvals of certain permits for the Company's Newark and Florida Projects from various regulatory authorities, (3) receiving substantial financing for acquisitions and for the construction and development of these Projects and (4) obtaining loan extensions and/or standstills from the Company's major creditors.

     There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms if at all, or that the EPIC sale will be completed in a timely manner, if at all, or on terms acceptable to the Company or that the Company will reach an agreement with its Series A Redeemable Preferred and Series C Redeemable Preferred stockholders. If the Company is unable to secure additional financing, attain future profitable operations, complete the EPIC sale and reach an agreement with its Series A Redeemable Preferred and Series C Redeemable Preferred stockholders, its ability to implement its growth strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Should the Company be able to secure financing for the Newark and/or Florida Projects, then it is anticipated that a portion of the previously financed project costs will be repaid to the Company. However, such financings, if secured, would not be closed until the end of calendar year 2000 at the earliest, and future revenues generated from these Projects would not be anticipated until the fiscal year ended April 30, 2002.

     The Company does not incur any significant product research and development expenses, and the Company does not expect significant changes in its number of employees unless there is a sale of EPIC, in which case the number of employees of the Company will be reduced from 88 down to approximately 7. There are no seasonal aspects that have a material effect on the financial condition or results of operations of the Company.

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

     The Company does not believe that it has material exposure to the Year 2000 issue with respect to its own information systems since its existing systems correctly define the year 2000. For this reason the Company does not anticipate that it will incur any significant expense in effecting year 2000 compliance with regard to its own information system. The Company at present is unable to predict the extent to which the Year 2000 issue will affect its suppliers, or the extent to which the Company would be vulnerable to the failure by any of its suppliers to remediate any Year 2000 issues on a timely basis. The failure of any major supplier to convert its systems on a timely basis or a conversion that is incompatible with the Company's systems could have a material adverse effect on the Company.

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


ITEM 7.
FINANCIAL STATEMENTS

(a)  Consolidated Balance Sheet as of April 30, 1999 (audited)

(b) Consolidated Statements of Operations for the fiscal years ended April 30, 1999 (audited) and April 30, 1998 (unaudited)

(c) Consolidated Statements of Redeemable Preferred and Common Stocks and Stockholders' Deficiency for the fiscal years ended April 30, 1999 (audited) and April 30, 1998 (unaudited)

(d) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1999 (audited) and April 30, 1998 (unaudited)

(e)  Notes to Consolidated Financial Statements (audited and unaudited)

     The Company's financial statements contained herein for its fiscal year ended April 30, 1999 have been audited by Rothstein, Kass & Company, PC, Certified Public Accountants. Rothstein, Kass & Company, PC did express an opinion on the Company's Consolidated Balance Sheet but was unable to and did not express an opinion on the Company's Consolidated Statement of Operations, Consolidated Statement of Redeemable Preferred and Common Stocks and Stockholders' Equity (Deficiency) and Consolidated Statement of Cash Flows for the year ended April 30, 1999, primarily for the reason set forth in Note 4 of the Notes to Consolidated Financial Statements. The Company's financial statements contained herein for its fiscal year ended April 30, 1998 are unaudited. The Company's Form 10-KSB for its fiscal year ended April 30, 1998, filed January 28, 1999, does contain financial statements for its fiscal year ended April 30, 1998 audited by Arthur Andersen LLP, Certified Public Accountants. Arthur Andersen LLP has not consented to the inclusion in this Form 10-KSB of its report on the consolidated financial statements for the Company's fiscal year ended April 30, 1998, primarily for the reason set forth in Note 4 of the Notes to Consolidated Financial Statements prepared by Rothstein, Kass & Company, PC. In addition, having been made aware of the matters described in
Note 4 of the Notes to Consolidated Financial Statements, Arthur Andersen LLP, by letter dated February 29, 2000, stated to the Company, ". . . we therefore request that you advise us of your planned actions to prevent future reliance on the Company's Fiscal 1998 Financial Statements and the Auditor's Report thereon."


ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     The Company's financial statements for its fiscal year ended

April 30, 1998 were audited by Arthur Andersen LLP, Certified Public
Accountants.

(i) On September 8, 1999 Arthur Andersen LLP resigned as the Company's independent public accountants.

(ii) The report of Arthur Andersen LLP on the Company's financial statements for the fiscal year ended April 30, 1998 contained no adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or auditing principles, except that the final paragraph of that report stated:

     "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a significant working capital deficit and an accumulated deficit, has incurred losses since its inception and was in default of certain loan and Redeemable Preferred stock covenants and payments on debt that give the lenders and Redeemable Preferred stockholders certain rights. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company's growth strategy will require substantial additional funds. Management plans in regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result should the Company be unable to continue as a going concern."



(iii) The decision by the Company to change accountants was approved by the Company's audit committee of the board of directors and by the board of directors itself.

(iv)(A) There were no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

(iv)(B) At the time of their resignation, Arthur Andersen LLP had not advised the Company that:

     (1) internal controls necessary to develop reliable financial statements did not exist; or

     (2) information has come to their attention which made them unwilling to rely upon management's representations, or made them unwilling to be associated with the financial statements prepared by management; or

     (3) the scope of the audit should be expanded significantly, or information has come to their attention that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended April 30, 1998.

     On September 9, 1999 the Company engaged Rothstein, Kass & Company, P.C. as its accountants to render its report on the Company's financial statements for the fiscal year ended April 30, 1999.

     By letter dated February 29, 2000, Arthur Andersen LLP changed its position regarding the Company's Fiscal 1998 Financial Statements (see Item 7 above).

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

                                    PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

            Directors and Executive Officers

     The following persons were directors, executive officers and consultants acting as members of the Office of the President of the Company as at January 31, 2000.



   NAME             AGE      POSITION(S)
----------------    ---    ---------------------------------

Christopher Daggett  49     Office of the President

Marvin Roseman       70     Office of the President; President
                            of all Subsidiaries (except EPIC,
                            Inc.), Principal Financial Officer

Richard L. Franks    56     Vice President and General
                            Counsel, Assistant Secretary

Anthony P. Cipollone 36     Treasurer, Controller;
                            Principal Accounting Officer

G. Chris Andersen    60     Director

Charles R. Carson    52     Director

Pasquale J. DiLeo    47     Secretary; Director

Robert J. Longo      56     Director; President of EPIC, Inc.

Peter Petrillo       39     Director

John T. Shea         49     Director

Christopher Smith    35     Director

Roger E. Tuttle      58     Director

     The Company's by-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. A Stockholders Agreement and a Director Appointment Agreement among the Company and certain principal stockholders of the Company requires support of the election of certain nominees of Wasteco Ventures Limited (currently Peter Petrillo, John T. Shea and Christopher Smith), of Robert J. Longo (currently Robert J. Longo) and of Lionhart Global Appreciation Fund, Ltd., (currently vacant) to the Company's Board of Directors. The board of directors has an audit committee consisting of Charles R. Carson (Chairman),Pasquale J. DiLeo (Secretary) and Peter Petrillo.

     Since April 1999, the Company has been managed by an Office of the President, which positions, since August 1999, have been held solely by two consultants, Christopher Daggett and Marvin Roseman. Each serve on a month-to-month basis, and each is paid $20,000 per month, plus expenses.

               OFFICERS AND DIRECTORS

CHRISTOPHER DAGGETT - OFFICE OF THE PRESIDENT

     Christopher Daggett joined the Company's Office of the President in April, 1999. Since 1996, Mr. Daggett has been the President of Chadwick Partners, a firm seeking to acquire, remediate and redevelop or sell environmentally impaired real estate and environmentally impaired companies. From 1990 through 1996, prior to forming Chadwick Partners, Mr. Daggett was Managing Director of William E. Simon & Sons, a New Jersey based investment firm.

MARVIN ROSEMAN - OFFICE OF THE PRESIDENT; PRINCIPAL FINANCIAL OFFICER; PRESIDENT
                 OF ALL SUBSIDIARIES (except EPIC, INC.)

     Marvin Roseman joined the Company's Office of the President in April 1999. From 1994 through the present, Mr. Roseman has been the President of Bentley, King Associates, a business consulting firm located in Las Vegas, Nevada.

RICHARD L. FRANKS - VICE PRESIDENT AND GENERAL COUNSEL, ASSISTANT
                    SECRETARY

     Richard L. Franks joined the Company in February, 1999. From 1997 through the present, Mr. Franks has been the Managing Director of Aegis Green Ltd., Isle of Jersey, U.K., a waste-to-energy company. From 1994 through 1997 he served as the General Counsel of Waste Solutions, Inc. a Houston, Texas based composting company, and as the Director of Legal Affairs of L.A. Water Treatment Corporation, a Los Angeles, California based construction company. Both L.A. Water Treatment Corporation and Waste Solutions, Inc. are owned by Thames Water PLC of London, England.

ANTHONY P. CIPOLLONE, CPA - TREASURER; CONTROLLER; PRINCIPAL ACCOUNTING OFFICER

     Anthony P. Cipollone has extensive accounting experience in the construction industry and for three years, from 1994 through 1997, as controller of VRH Construction Corp., worked very closely with the Company and its management before joining the Company in January 1998.

G. CHRIS ANDERSEN - DIRECTOR

     G. Chris Andersen has been a general partner of Andersen, Weinroth & Co., L.P., a private merchant bank, since 1995. From 1990-1995, Mr. Andersen was Vice Chairman and head of International Banking at PaineWebber Incorporated. He has been a Director of the Company since November, 1997.

     Mr. Andersen currently serves on the board of directors of several public and private companies, including Terex Corporation and the Sunshine Mining Company both of which are listed on the New York Stock Exchange.

CHARLES R. CARSON - DIRECTOR

     Charles R. Carson became a Director of the Company in November, 1997. He has been a principal of Churchill Capital, Inc. since February 1999. From 1985 through 1999, Mr. Carson was a Partner at Quirk, Carson, Peppet, Inc. ("QCP"). QCP was established in 1985 to serve as investment bankers and management consultants to small and mid-sized companies (those with annual revenues of approximately $10 million to $200 million) in the environmental/waste management industry.

PASQUALE ("PAT") J. DILEO - SECRETARY; DIRECTOR

     Pasquale ("Pat") J. DiLeo, Secretary and a Director of the Company, has been the President of Select Acquisitions, Inc., a holding company, since 1993. He has been a Director of the Company since 1995.

ROBERT J. LONGO - DIRECTOR, PRESIDENT OF EPIC, INC.

     Robert J. Longo, President and founder of EPIC, Inc. since 1971 became a Director of the Company when it acquired EPIC in November 1997.

PETER PETRILLO - DIRECTOR

     Peter Petrillo has been a Vice President in the merchant banking and direct equity investments group at Wafra Investment Advisory Group, Inc. since January 1995. From January 1991 to December 1994, Mr. Petrillo was a partner at Claymore Partners Ltd., a strategic and turnaround consulting firm. He became a Director of the Company in 1997.

JOHN T. SHEA - DIRECTOR

     John T. Shea has been responsible for merchant banking and direct equity investments at Wafra Investment Advisory Group, Inc. since 1991. Mr. Shea became a Director of the Company in 1997.

CHRISTOPHER R. SMITH - DIRECTOR

     Christopher R. Smith has been an independent consultant in the telecommunications industry since August 1999. From 1992 through August 1999 he was a Vice President in the merchant banking and direct equity investments group at Wafra Investment Advisory Group, Inc. Mr. Smith became a Director of the Company in 1997.

ROGER E. TUTTLE -  DIRECTOR

   Roger E. Tuttle, the Company's founder in 1993, was, through April 1999, the Company's President and Chairman, Chief Executive and Chief Financial Officer. He remains a Director of the Company.

ITEM 10.
EXECUTIVE COMPENSATION

   (b)  SUMMARY COMPENSATION TABLE

Name            Annual Compensation                  All
and          Fiscal                 Other    Long-   Other
Principal     Year                 Annual    Term    Compen-
Position     Ended   Salary    Bonus Comp.   Comp.   sation
----------   ------- -------   ----- ------  -------  -------
Roger E.    4/30/99  $225,000   none   none  none    $ 9,210
Tuttle,     4/30/98  $350,000   none   none  none    $12,488
President,  4/30/97  $225,000   none   none  none    none
CEO
Robert J.   4/30/99  $325,000   none   none  none    $17,200 (1)
Longo,      4/30/98  $162,500(2)none   none  none    $3,600
President   4/30/97    n/a      none   none  none    none
of EPIC

(1) In addition, Mr. Longo earned a fee of $700,000 for providing a personal indemnification for a surety bond issued to the Company. $214,508 of this fee was paid during the fiscal year.

(2)  Commencing November 3, 1997

   (c)  OPTIONS/SAR GRANTS TABLE

          Number of    %age of
          Shares       Total
          Under-       Options
          lying        Granted
          Options      in Fiscal  Exercise or Base  Expiration
Name      Granted      Year       Price Per Share   Date
-------   ---------   ---------  ----------------  ----------

R. Tuttle    none       n/a            n/a           n/a
R. Longo     none       n/a            n/a           n/a

   (d)  Aggregated Option/SAR Exercises in Last Fiscal Year and
        Fiscal Year-End Option/SAR Value Table


                                Number of       Value of
                                Shares Under    Unexercised
                                Unexercised     In-the-Money
          Shares                Options at      Options at
          Acquired   Value      FY-End; Exer/   FY-End; Exer/
Name      On Exerc.  Realized   non-Exer'able   Non-Exer'able (2)
-------   ---------  --------   ------------    ------------

R. Tuttle    none     none      1,209,875       n/a
R. Longo     none     none      1,500,000 (1)   n/a

(1)  700,000 shares exercisable, 800,000 shares non-exercisable

(2) The market price of the Company's common stock as at its April 30, 1999 fiscal year end was $0.6875 per share, thus no options were "in-the-money".

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

     On May 1, 1997 the Company entered into an amended employment agreement with its then President, Roger E. Tuttle. His agreement provided for employment as the Company's President through August 1, 2004 at an initial annual salary of $350,000 (of which $125,000 is not paid until the Company's cash resources allow payment thereof) with annual increases commensurate with the growth of the Company, plus a bonus of 5% of the Company's Consolidated Net Income After Taxes on the first $25,000,000 thereof and 2% thereafter. In addition, Mr. Tuttle also received options to purchase 1,000,000 shares of the Company's common stock at $2.50 per share exercisable through August 1, 2004. In addition, he receives a one-time bonus of $500,000 when the Company's common shares are accepted for listing on The NASDAQ Small Cap Stock Market or National Market System.

     This agreement was further amended effective May 1, 1999 and was terminated by the Company for cause in August 1999. Mr. Tuttle disputes this termination for cause.

     On November 3, 1997 the Company's wholly owned subsidiary, EPIC, entered into an employment agreement with Robert J. Longo. His agreement provides for employment as the President of EPIC, Inc. through September 15, 2002 at an initial annual salary of $325,000 and a bonus formula, plus options to purchase 1,500,000 shares of the Company's common stock at $1.00 per share exercisable through September 16, 2002, which options vested 500,000 initially, and 200,000 annually commencing September 15, 1998.

     The Company entered into an employment agreement with Richard

L. Franks, the Company's Vice President, Secretary and General Counsel, for a five year term effective February 1, 1999. The agreement calls for an annual salary of $192,000, a bonus of $100,000 upon the financial closing of each of the Miami and Newark Projects and options to purchase 50,000 shares of the Company's common stock for a period of five years.

   (h) REPORT ON REPRICING OF OPTIONS/SARS

   None


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The Company's only class of voting securities is its Common Stock.

     The following table sets forth, as of January 31, 2000, all persons known by the Company to be a beneficial owner of more than five percent of the Company's Common Stock and the Common Stock ownership in the Company, directly or indirectly, by each of its directors and executive officers and by all directors and executive officers of the Company as a group.

                            Amount and
                            Nature of
Name and Address            Beneficial        Percent of
of Beneficial Owners (1)    Ownership         Class
------------------------    ---------         -----

G. Chris Andersen          1,783,934 (2)       3.2%
 821 West Shore Drive
 Kinnelon, NJ 07405
 (Director)

Charles R. Carson            238,334 (3)       *
 70 Mendota Avenue
 Rye, NY 10580
 (Director)

Anthony P. Cipollone         390,000 (4)       *
 7 Halley Drive
 Pomona, NY 10970
 (Treasurer, Controller)

Christopher Daggett                0           0%
 96 Deer Ridge Road
 Basking Ridge, NJ 07927
 (Office of the President)

Pasquale J. DiLeo            151,000 (5)       *
 832 Bay Avenue
 Toms River, NJ 08753
 (Secretary; Director)

Richard Franks                50,000 (6)       *
 8821 South Blue Mountain Pl.
 Highlands Ranch, CO 80126
 (Vice President, General
  Counsel, Assistant Secretary)

Robert J. Longo            7,063,248 (7)      12.4%
 71 Roxitichus Road
 Mendham, NJ 07945
 (Director)

Peter Petrillo                   0             0%
 243 Peachtree Drive
 East Norwich, NY 11732
 (Director)

Marvin Roseman                   0             0%
 7960 Castle Pines Avenue
 Las Vegas, NV 8913
 (Office of the President)

 John T. Shea                   (8)            0%
 94 Emily Road
 Far Hills, NJ 07931
 (Director)

Christopher Smith                0             0%
 21 Middlesex Road
 Darien, CT 06820
 (Director)

Roger E. Tuttle             2,233,884 (9)      3.9%
 3105 Gibson Lane
 Doylestown, PA 18901
 (Director)

Wasteco Ventures Limited   18,210,826 (8)     32.8%
 Citco Building, Wickham's Cay
 P.O. Box 662
 Roadtown, Tortola, BVI

Officers and Directors     30,121,226 (10)    51.0%
As A Group (12 Persons)

-------------------
* Less than 1%

(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned.

(2) Includes 301,532 shares owned by G. Chris Andersen directly, 1,082,402 shares owned by Andersen Weinroth LP, of which G. Chris Andersen is a general partner and 100,000 shares owned by AW Compost Partners, of which Andersen Weinroth LP is a general partner. Also includes 300,000 shares which may be acquired by Mr. G. Chris Andersen within sixty (60) days upon the exercise of options.

(3) Includes 238,334 shares which may be acquired by Mr. Carson within sixty
(60) days upon the exercise of options.

(4) Includes 40,000 shares owned directly by Mr. Cipollone and 350,000 shares which may be acquired by Mr. Cipollone within sixty (60) days upon the exercise of options.

(5) Includes 1,000 shares owned directly by Mr. DiLeo and 150,000 shares owned by Select Acquisitions, Inc., of which Mr. DiLeo is President.

(6) Includes 50,000 shares which may be acquired by Mr. Franks within sixty (60) days upon the exercise of options.

(7) Includes 5,563,248 shares owned by Mr. Longo directly. Also includes 1,500,000 shares which may be acquired by Mr. Longo within sixty (60) days upon the exercise of options.

(8) When authorized, on an item-by-item basis, John T. Shea acts as attorney-in-fact for Wasteco Ventures Limited.

(9) Includes 1,024,009 shares owned by Roger E. Tuttle directly. Also includes 1,209,875 shares which may be acquired by Mr. Tuttle within sixty (60) days upon the exercise of options.

(10) Includes 3,648,209 shares which may be acquired within sixty (60) days upon the exercise of options and warrants. As at January 31, 2000, the Company had 55,452,489 shares outstanding. An additional 14,697,586 shares were subject to acquisition within sixty (60) days upon the exercise of options and warrants and the conversion of notes, for a total of 70,150,075.


ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On November 3, 1997 the Company acquired all of the issued and outstanding shares of R. J. Longo Construction Co., Inc. of Denville, New Jersey from its President and sole shareholder, Robert J. Longo, and from the Andrea Longo Charitable Trust, for approximately $33 million, including the assumption of approximately $ 8 million of debt. R. J. Longo Construction Co., Inc. then changed its name to Environmental Protection & Improvement Company, Inc. At the same time, the Company sold to Wasteco Ventures Limited, a British Virgin Islands company affiliated with Wafra Investment Advisory Group, Inc., 11,490,609 shares of its common stock, no par value, 130,000 shares of its then newly created Series A Redeemable Preferred Stock and 70,000 shares of its then newly created Series C Redeemable Preferred Stock for gross proceeds of approximately $20 million. The $26 million purchase price paid to Robert J. Longo and the Andrea Longo Charitable Trust consisted of the $20 million in cash, plus the issuance to Robert J. Longo of 3,447,182 shares of the Company's common stock, 39,000 shares of its Series A Redeemable Preferred Stock and 21,000 shares of its Series C Redeemable Preferred Stock, collectively valued at $6 million. As a result of these transactions, Robert J. Longo and three designees and affiliates of Wafra Investment Advisory Group, Inc., Peter Petrillo, John T. Shea and Christopher Smith, were appointed to the Company's Board of Directors.

     On April 27, 1998 the Company sold to AW Compost Partners, LLC, a Delaware limited liability company, 1,627,980 shares of its common stock and 17,500 shares of its then newly created Series D Redeemable Preferred Stock for cash of $416,334, settlement of liabilities due to entities related to AW Compost Partners, LLC totaling $888,079, a note receivable of $445,587 from American Marine Rail, LLC and a one-third ownership in American Marine Rail, LLC. G. Chris Andersen, a Director of the Company, is the Manager and a voting member of AW Compost Partners, LLC. In consideration of their consenting to the creation of the Series D Redeemable Preferred Stock, and in consideration of the November 3, transactions, Wasteco Ventures Limited was issued 602,955 shares of the Company's common stock and Robert J. Longo was issued 180,887 shares of the Company's common stock.

     Employment agreements of Roger E. Tuttle, Robert J. Longo and Richard L. Franks are set forth in Item 10 above.

     Loans to the Company from VRH Construction Corp. and/or its principals Victor Wortmann, Sr. and Robert E. Wortmann, are set forth in the Notes to Consolidated Financial Statements, Note 14. Victor Wortmann, Sr. resigned as Chairman and a Director of the Company on November 3, 1997. Robert E. Wortmann resigned as Secretary and a Director of the Company on June 15, 1998.

     During the fiscal year ended April 30, 1999, Robert J. Longo earned a fee of $700,000 from the Company for providing a personal indemnification for a surety bond acquired by the Company. $214,508 of this fee was paid in the fiscal year ended April 30, 1999.

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits required by Item 601 of Regulation S-B

         2.  Plan of Acquisition,
             Reorganization, etc.         (1)

         3.  Articles of Incorporation    (1), (2), (3), (4), (7)
             and By-Laws


         4.  Instruments defining the     (1), (2), (3), (4), (5)
             Rights of Security Holders

         9.  Voting Trust Agreement       (2), (3)

         10. Material Contracts           (2)

         11. Statement re Computation of Per Share Earnings - See Consolidated Statement of Operations and Note 4 to Consolidated Financial Statements

         13. Annual or Quarterly Reports   none

         16. Letter on Change in          (6), (8)
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

(4) Incorporated by Reference to Report on Form 8-K dated April 27, 1998 and filed May 4, 1998

(5) Incorporated by Reference to Report on Form 8-K dated June 15, 1998 and filed June 19, 1998

(6) Incorporated by Reference to Report on Form 8-K dated July 20, 1998 and filed July 22, 1998

(7) Incorporated by Reference to Report on Form 8-K dated July 30, 1998 and filed August 11, 1998

(8) Incorporated by Reference to Report on Form 8-K dated September 8, 1999 and filed September 14, 1999

   (b) Reports on Form 8-K during the last quarter

1. A report on Form 8-K was filed on April 27, 1999 to report events on April 21, 1999; the creation of the Office of the President consisting of Roger
     E. Tuttle, Christopher Daggett and Marvin Roseman, Mr. Tuttle's resignation as the Company's President and Chief Executive Officer and the execution of a second amended employment agreement with Mr. Tuttle. No financial statements were included in this filing.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page
                                                                         ----


     Independent Auditors' Report                                     F-1 - F-2

     Consolidated Balance Sheet                                       F-3 - F-3

     Consolidated Statements of Operations                               F-5

     Consolidated Statements of Redeemable Preferred and Common
      Stocks and Stockholders' Equity (Deficiency)                       F-6

     Consolidated Statements of Cash Flows                           F-7 - F-8

     Notes to Consolidated Financial Statements                      F-9 - F-33

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and shareholders of Compost America Holding Company, Inc.


We have audited the accompanying consolidated balance sheet of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 1999, and the related consolidated statements of operations, redeemable preferred and common stocks and stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 4, certain members of management of the Company are unable to determine whether the Company's 1998 consolidated financial statements are fairly stated, in all material respects, in conformity with generally accepted accounting principles. As such, certain members of management of the Company are unable to determine whether the Company's 1999 consolidated statements of operations, redeemable preferred and common stocks and stockholders' equity (deficiency), and cash flows are fairly stated, in all material respects, in conformity with generally accepted accounting principles. Certain members of management of the Company are therefore unable to provide appropriate representations regarding the fair presentation of the 1998 consolidated financial statements and the 1999 statements of operations, redeemable preferred and common stocks and stockholders' equity (deficiency), and cash flows, as required by generally accepted auditing standards.

In our opinion, the consolidated balance sheet referred to in the first paragraph presents fairly, in all material respects, the financial position of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 1999, in conformity with generally accepted accounting principles. We are unable to and do not express an opinion on the consolidated statements of operations, redeemable preferred and common stocks and stockholders' equity (deficiency), and cash flows for the year ended April 30, 1999.

The 1998 consolidated financial statements of Compost America Holding Company, Inc. and Subsidiaries were audited by other auditors who are unable to re-release their report on such financial statements because, as discussed in
Note 4, current management of the Company is unable to provide them with representations required by generally accepted auditing standards. Accordingly, the 1998 consolidated financial statements are labeled "unaudited".

As discussed in Note 14 to the consolidated financial statements, the Company has been named as a defendant in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by its former President. Also as discussed in Note 14 to the consolidated financial statements, the Company is involved in a dispute with a member of its Board of Directors and Audit Committee. The ultimate outcomes of the litigation and dispute cannot presently be determined. The Company has provided for certain amounts relating to these matters, but such amounts are significantly less than the amounts claimed. Unfavorable outcomes of either of these matters could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficit, an accumulated deficit and a stockholders' deficiency, and has incurred losses since its inception and is in default of certain loan and Preferred stock covenants and payments on debt that give the lenders and Preferred stockholders certain rights. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company's growth strategy will require substantial additional funds. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
November 17, 1999, except for paragraph seven of Note 20 which is as of December 16, 1999, paragraph eight of Note 20 which is as of December 31, 1999, paragraph nine of Note 20 which is as of December 9, 1999, and paragraph ten of Note 20 which is as of January 20, 2000

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1999


                                     ASSETS

Current assets

 Cash and cash equivalents                                                 $    299,010
 Restricted project fund trust account                                       91,370,763
 Accounts receivable, net of allowance for doubtful accounts of $117,422      5,440,140
 Prepaid expenses and other current assets                                      512,865
                                                                           ------------

  Total current assets                                                       97,622,778
                                                                           ------------

Property, plant and equipment, net                                           22,523,429
                                                                           ------------

Other assets

 Customer contract rights, net                                               26,567,001
 Other intangible assets, net                                                 1,322,546
 Investment in joint venture                                                    872,886
 Other assets                                                                   254,409
                                                                           ------------

  Total other assets                                                         29,016,842
                                                                           ------------

                                                                           $149,163,049
                                                                           ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

 Short-term debt                                                           $    522,816
 Bond payable                                                                91,370,763
 Long-term debt, current portion                                             18,814,808
 Due to related parties                                                       8,403,637
 Accounts payable                                                             5,052,282
 Accrued expenses                                                             5,084,156
                                                                           ------------

  Total current liabilities                                                 129,248,462
                                                                           ------------


Long-term debt                                                                7,087,062
                                                                           ------------

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                 April 30, 1999



              LIABILITIES AND STOCKHOLDERS' DEFICIENCY (CONTINUED)


Redeemable Preferred and Common stock, no par value
  Series A, 169,000 shares authorized, issued,
  and outstanding (liquidation value of $17,350,668)                            6,747,654

  Series B, 400,000 shares authorized, issued,
  and outstanding (liquidation value of $1,264,000)                             1,240,000

  Series C, 91,000 shares authorized, issued,
  and outstanding (liquidation value of $11,807,562)                            3,829,917

  Series D, 17,500 shares authorized, 17,500 issued,
  and outstanding (liquidation value of $1,866,646)                             1,229,542

  Redeemable common stock, no par value; 553,386 shares issued
  and outstanding (liquidation value of $1,770,836)                             1,770,836
                                                                              -----------

    Total Redeemable Preferred and Common stock                                14,817,949
                                                                              -----------

Stockholders' deficiency
  Preferred stock, no par value; 25,000,000 shares authorized, none issued
  Preferred stock Series B, Convertible, 5,000,000 shares authorized; 1,000
   shares issued and outstanding                                                    2,500
  Common stock no par value; 100,000,000 shares authorized;
   47,402,011 shares issued and outstanding                                    41,060,146
  Additional paid-in capital                                                   14,127,222
  Common stock to be issued, no par value; 858,564 shares                         599,127
  Accumulated deficit                                                         (54,271,919)
  Deferred compensation                                                        (2,082,500)
  Treasury stock, 1,150,000 common shares, at cost                             (1,425,000)
                                                                             ------------

    Total stockholders' deficiency                                             (1,990,424)
                                                                             ------------

                                                                             $149,163,049
                                                                             ============



          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended April 30,
                                                          1999                1998
                                                      ------------        ------------
                                                                          (unaudited)
Revenues                                              $ 22,249,982        $  9,259,698
                                                      ------------        ------------


Costs and expenses

  Operating                                             15,830,073           6,205,099
  Selling, general and administrative                   10,455,584           9,438,693
  Depreciation and amortization                          6,633,425           2,572,072
  Compensation for stock options                           595,000           2,320,500
  Provision for impairment                              10,721,161
                                                      ------------        ------------

                                                        44,235,243          20,536,364
                                                      ------------        ------------


Operating loss                                         (21,985,261)        (11,276,666)
                                                      ------------        ------------


Other income (expense)

  Interest expense                                     (14,162,511)         (3,627,735)
  Interest income                                        3,468,273           1,209,604
  Loss on investment                                      (819,129)
  Other, net                                              (698,044)
                                                      ------------        ------------

Loss before income tax benefit                         (34,196,672)        (13,694,797)

Income tax benefit                                       7,906,420           2,076,671
                                                      ------------        ------------

Net loss                                               (26,290,252)        (11,618,126)

Preferred stock dividends                               (1,519,761)         (1,829,742)

Accretion on preferred stock                            (3,040,954)         (1,217,436)
                                                      ------------        ------------

Net loss applicable to common stockholders            $(30,850,967)       $(14,665,304)
                                                      ============        ============

Net loss per common share
  Basic and diluted                                   $      (0.75)       $      (0.55)
                                                      ============        ============

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED AND COMMON STOCKS AND
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (unaudited)

                                                                                Redeemable Preferred Stock
                                            ----------------------------------------------------------------------------------------
                                                   Series A              Series B               Series C              Series D
                                            ---------------------  --------------------   --------------------  --------------------
                                             Shares      Amount    Shares      Amount      Shares      Amount     Shares    Amount
                                            -------   -----------  -------   ----------   --------   ---------  ---------- ---------
Balances, April 30, 1997                              $       --             $       --               $     --             $      --
Proceeds for acquisition from sale of
 Preferred and Common stock                 130,000    3,829,077                           70,000    1,217,146
Preferred and Common stock issued
 for acquisition                             39,000    1,365,000                           21,000      525,000
Preferred and Common stock issued for
 investment transaction                                                                                            17,500    612,500
Proceeds from sales of Common stock
Common stock issued for property
Common stock issued for services
Common stock issued for debt repayment
Proceeds from sale of Common stock and
Preferred stock, net of transaction
 costs
Deferred compensation on stock options
 granted
Amortization of deferred compensation
Common stock options granted to
 consultants
Settlement of stock subscription
 receivable
Conversion of Preferred stock to note
 payable
Accretion of Preferred stock                             516,444                                       699,781                 1,211
Exercise of Common stock options,
 including tax benefit
Preferred stock dividends
Net loss
                                          ---------   ----------   -------   ----------   -------   ----------  --------  ----------
Balances, April 30, 1998                    169,000    5,710,521        --           --    91,000    2,441,927    17,500     613,711
Proceed from sales of Common stock,
 net of transaction costs
Common stock issued for project costs
Common stock issued for services
Common stock issued in connection
 with debt
Common stock issued for interest
Reimbursement shares
Antidilution shares
Amortization of deferred compensation
Revaluation of Common stock to
 redemption value
Conversion of Preferred stock to
 Redeemable Preferred stock                                        400,000    1,240,000
Conversion of Common stock to Redeemable
 Common stock
Accretion of Preferred stock                           1,037,133                                     1,387,990               615,831
Options and warrants issued for services
Options and warrants issued in connection
 with debt financing
Debt conversion preference
Shares to be issued for services
Purchase of 1,150,000 shares of treasury
 stock
Preferred stock dividends
Net loss
                                          ---------   ----------   -------   ----------   -------   ----------  --------  ----------
Balances, April 30, 1999                    169,000   $6,747,654   400,000   $1,240,000    91,000   $3,829,917    17,500  $1,229,542
                                          =========   ==========   =======   ==========   =======   ==========  ========  ==========

[RESTUB]



                                                                                                  Stockholders' Equity (Deficiency)
                                                                                              --------------------------------------
                                                                             Series B
                                            Redeemable Common Stock      Preferred Stock           Common Stock         Additional
                                           -------------------------  ----------------------  -----------------------    Paid in
                                             Shares         Amount      Shares      Amount      Shares       Amount      Capital
                                           ---------      ----------  ----------  ----------  ----------  -----------  -----------
Balances, April 30, 1997                                  $        -              $       -   17,707,841  $10,611,169  $        -
Proceeds for acquisition from sale of
 Preferred and Common stock                                                                   11,490,609   10,069,335   1,750,000
Preferred and Common stock issued
 for acquisition                                                                               3,447,182    3,705,000     525,000
Preferred and Common stock issued for
 investment transaction                                                                        1,627,980    1,953,576
Proceeds from sales of Common stock                                                              955,000    1,907,559
Common stock issued for property                                                                 200,000      200,000
Common stock issued for services                                                               2,026,575    1,985,463
Common stock issued for debt repayment                                                           541,478    1,261,338
Proceeds from sale of Common stock and
Preferred stock, net of transaction
 costs                                                                   801,000    908,153                   744,822
Deferred compensation on stock options
 granted                                                                                                                4,998,000
Amortization of deferred compensation
Common stock options granted to
 consultants                                                                                                            2,881,931
Settlement of stock subscription
 receivable
Conversion of Preferred stock to note
 payable                                                                (400,000)  (626,190)
Accretion of Preferred stock
Exercise of Common stock options,
 including tax benefit                                                                           419,080      488,774
Preferred stock dividends                                                                        900,833    1,321,417
Net loss
                                           ---------      ----------  ----------  ---------   ----------  -----------  ----------
Balances, April 30, 1998                           -               -     401,000    281,963   39,316,578   34,248,453  10,154,931
Proceed from sales of Common stock,
 net of transaction costs                                                                      1,397,000      902,001
Common stock issued for project costs                                                            171,000      139,200
Common stock issued for services                                                               2,643,138    1,933,083
Common stock issued in connection
 with debt                                                                                     1,364,528    1,699,873
Common stock issued for interest                                                                 285,000      137,168
Reimbursement shares                                                                             800,000      871,375
Antidilution shares                                                                              447,376      290,794
Amortization of deferred compensation
Revaluation of Common stock to
 redemption value                                                                                           1,148,276
Conversion of Preferred stock to
 Redeemable Preferred stock                                             (400,000)  (279,463)
Conversion of Common stock to Redeemable
 Common stock                                553,386       1,770,836                            (553,386)  (1,770,836)
Accretion of Preferred stock
Options and warrants issued for services                                                                                1,437,253
Options and warrants issued in connection                                                                               2,368,163
 with debt financing
Debt conversion preference                                                                                                166,875
Shares to be issued for services
Purchase of 1,150,000 shares of treasury
 stock
Preferred stock dividends                                                                      1,530,777    1,460,759
Net loss
                                           ---------      ----------  ----------  ---------   ----------  ----------- -----------
Balances, April 30, 1999                     553,386      $1,770,836       1,000  $   2,500   47,402,011  $41,060,146 $14,127,222
                                           =========      ==========  ==========  =========   ==========  =========== ===========

[RESTUB]



                                                                        Stockholders' Equity (Deficiency)
                                           ---------------------------------------------------------------------------------------
                                              Common Stock
                                              to be Issued
                                           --------------------    Accumulated  Deferred   Subscripitons  Treasury
                                            Shares      Amount       Deficit   Compensation Receivable     Stock         Total
                                           --------- ----------   -----------  ----------  ----------  -----------  --------------
Balances, April 30, 1997                              $       -   $(8,755,648) $        -   $(28,672)   $       -     $1,826,829
Proceeds for acquisition from sale of
 Preferred and Common stock                                                                                           11,819,335
Preferred and Common stock issued
 for acquisition                                                                                                       4,230,000
Preferred and Common stock issued for
 investment transaction                                                                                                1,953,576
Proceeds from sales of Common stock                                                                                    1,907,559
Common stock issued for property                                                                                         200,000
Common stock issued for services                                                                                       1,985,463
Common stock issued for debt repayment                                                                                 1,261,338
Proceeds from sale of Common stock and
Preferred stock, net of transaction
 costs                                                                                                                 1,652,975
Deferred compensation on stock options
 granted                                                                       (4,998,000)
Amortization of deferred compensation                                           2,320,500                              2,320,500
Common stock options granted to
 consultants                                                                                                           2,881,931
Settlement of stock subscription
 receivable                                                                                   28,692                      28,692
Conversion of Preferred stock to note
 payable                                                                                                                (626,190)
Accretion of Preferred stock                                       (1,217,436)                                       (12,174,436)
Exercise of Common stock options,
 including tax benefit                                                                                                   488,774
Preferred stock dividends                  320,552    508,325      (1,829,742)
Net loss                                                          (11,618,126)                                       (11,618,126)
                                           ---------  ---------   -----------   ---------   --------    ---------    -----------
Balances, April 30, 1998                   320,552    508,325      23,420,952   (2,677,500)        -            -     19,095,220
Proceed from sales of Common stock,
 net of transaction costs                                                                                                902,001
Common stock issued for project costs                                                                                    139,200
Common stock issued for services                                                                                       1,933,083
Common stock issued in connection
 with debt                                                                                                             1,699,873
Common stock issued for interest                                                                                         137,168
Reimbursement shares                                                                                                     871,375
Antidilution shares                                                                                                      290,794
Amortization of deferred compensation                                             595,000                                595,000
Revaluation of Common stock to
 redemption value                                                                                                      1,148,276
Conversion of Preferred stock to                                                                                        (279,463)
 Redeemable Preferred stock
Conversion of Common stock to Redeemable                                                                              (1,770,836)
 Common stock
Accretion of Preferred stock                                       (3,040,954)                                        (3,040,954)
Options and warrants issued for services                                                                               1,437,253
Options and warrants issued in connection
 with debt financing                                                                                                   2,368,163
Debt conversion preference                                                                                               166,875
Shares to be issued for services             57,000     31,800                                                            31,800
Purchase of 1,150,000 shares of treasury
 stock                                                                                                 (1,425,000)    (1,425,000)
Preferred stock dividends                   181,012     57,002     (1,519,761)
Net loss                                                                                                             (26,290,252)
                                           --------- ----------   -----------   ---------   --------   ----------    -----------
Balances, April 30, 1999                   8,585,614  $599,127   $(54,271,919) $(2,082,500) $      -  $(1,425,000)  $ (1,990,424)
                                           ========= ==========   ===========   =========   ========   ==========    ===========

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Year Ended April 30,
                                                                                         1999              1998
                                                                                    --------------    --------------
                                                                                                        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                           $ (26,290,252)    $ (11,618,126)
 Adjustments to reconcile net loss to net cash used in operating activities-
  Depreciation and amortization                                                         6,633,425         2,802,072
  Provision for impairment                                                             10,721,161
  Loss on investment                                                                      819,129
  Deferred compensation                                                                   595,000         2,320,500
  Deferred income taxes                                                                (8,114,420)       (2,076,671)
  Provision for conversion preference of debt                                             782,417
  Common stock issued for interest                                                        137,168
  Stock issued and to be issued for professional services                               3,127,052         1,677,249
  Stock options issued for cashless transactions                                                            203,824
  Stock options issued for services                                                     1,437,253           175,050
  Noncash interest and financing costs                                                  6,518,851
  Settlement of note payable                                                                              1,035,148
  Increase (decrease) in cash and cash equivalents
   attributable to changes in operating assets and liabilities:
   Restricted cash                                                                      1,588,125        (1,588,125)
   Accounts receivable                                                                 (2,512,113)         (215,355)
   Prepaid expenses and other current assets                                               54,173          (256,718)
   Accounts payable                                                                     2,182,103        (1,173,493)
   Accrued expenses                                                                       375,685         5,539,381
   Due to related parties                                                                 916,337
                                                                                    -------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                                                  (1,028,906)       (3,175,264)
                                                                                    -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                       (3,160,495)       (1,258,142)
      Purchase of investment in soil                                                   (1,034,261)
      Acquisition of EPIC, net of cash acquired                                                         (19,758,640)
      Purchase of customer contract rights                                                                 (246,266)
      Investment in joint venture                                                        (315,000)          (94,130)
                                                                                    -------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                                  (4,509,756)      (21,357,178)
                                                                                    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from short-term debt                                                       522,816
      Repayments of short-term debt                                                    (1,487,305)       (2,447,879)
      Proceeds from long-term debt                                                     22,454,398         2,833,712
      Repayments of long-term debt                                                    (12,128,648)       (1,043,756)
      Advances from related parties                                                       149,349         3,027,894
      Repayments of related party obligations                                          (1,663,895)
      Deferred financing costs                                                                             (781,203)
      Purchase of treasury stock and payment for debt discount                         (3,300,000)
      Proceeds from sale of Common stock                                                  902,001        13,306,144
      Proceeds from sale of Series A Preferred stock, net                                                 4,338,624
      Proceeds from sale of Series B Preferred stock, net                                                 1,917,500
      Proceeds from sale of Series C Preferred stock, net                                                 3,343,766
      Proceeds from sale of Series D Preferred stock, net                                                   416,334
      Proceeds from the exercise of Common stock options                                                      2,250
                                                                                    -------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               5,448,716        24,913,386
                                                                                    -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (89,946)          380,944

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              388,956             8,012
                                                                                    -------------     -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                              $     299,010     $     388,956
                                                                                    =============     =============

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                                                                       Year Ended April 30,
                                                                                        1999          1998
                                                                                    -----------    -----------
                                                                                                   (unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                        $ 5,280,393    $ 1,410,253
                                                                                    ===========    ===========
      Cash paid for income taxes                                                    $    51,000    $         -
                                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
      Common stock issued for purchase of property, plant
        and equipment                                                               $         -    $   200,000
                                                                                    ===========    ===========
      Common stock issued for compost project costs                                 $   139,200    $   420,914
                                                                                    ===========    ===========
      Common stock issued for investment in joint venture                           $         -    $ 1,953,576
                                                                                    ===========    ===========
      Conversion of notes payable into Common stock                                 $         -    $ 1,261,338
                                                                                    ===========    ===========
      Common stock options granted for compost project costs                        $         -    $   226,939
                                                                                    ===========    ===========
      Common stock options granted on sale of preferred and
        Common stock                                                                $         -    $ 2,479,942
                                                                                    ===========    ===========
      Common stock issued for deferred financing costs                              $         -    $   170,000
                                                                                    ===========    ===========
      Conversion of Preferred stock to note payable                                 $         -    $ 1,000,000
                                                                                    ===========    ===========
      Preferred stock issued for investment in joint venture                        $         -    $   612,500
                                                                                    ===========    ===========
      Accretion of preferred stock                                                  $ 3,040,954    $ 1,217,436
                                                                                    ===========    ===========
      Common stock issued for preferred stock dividends                             $ 1,460,759    $ 1,321,417
                                                                                    ===========    ===========
      Common stock to be issued for preferred stock dividends                       $    59,002    $   508,325
                                                                                    ===========    ===========
      Mortgage payable for land acquisition                                         $         -    $   794,000
                                                                                    ===========    ===========
      Property, plant and equipment recorded pursuant to obligations
        under financing agreements                                                  $   377,392    $         -
                                                                                    ===========    ===========

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 1 -      Nature of Operations

              Compost America Holding Company, Inc. (the "Company"), formerly known as Alcor Energy and Recycling Systems, Inc. was incorporated in New Jersey. The Company's initial business plan was to construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage into a peat moss like product with agronomic benefits. The Company's first two development projects were to be fully-enclosed composting facilities in Newark, New Jersey and Dade County, Florida. These development projects have been altered or delayed due to certain situations. The Newark, New Jersey composting facility project had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds (See Note 8) and lack of necessary capital. The Company is currently pursuing alternative uses which would involve using part of the land for a waste transfer station and leasing the remainder of the land. The Dade County, Florida composting facility project has been delayed due to the pending lawsuit between one of the Company's subsidiaries and the City of Miami (See Note 19). Management believes that the litigation will prove successful for the Company which would allow for the continuance of the development of a composting facility. If the pending litigation does not force adherence to the Company's contract with the City of Miami, other solid waste contracts will be sought after by the Company.

              The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection & Improvement Company, Inc. ("EPIC"). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the years ended April 30, 1999 and 1998 were generated by EPIC.


NOTE 2 -      Liquidity

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 1999, the Company had a working capital deficit of $31,625,684, an accumulated deficit of $54,271,919 and a stockholders' deficiency of $1,990,424. In addition, as of April 30, 1999, the Company was not in compliance with the vast majority of its long-term debt agreements. In addition, the Series A and Series C Preferred stockholders have certain rights which allow them to exchange their shares of the Company's Preferred and Common stock for the Common stock of EPIC. If these rights are exercised, the Company would record a charge to operations in excess of $7.5 million. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of compost projects, for working capital and for other capital expenditures. In addition, the Newark, New Jersey composting project has been altered due to the inability to secure the necessary permits and approvals, the inability to re-market tax free municipal bonds which were issued by the New Jersey Economic Development Authority and due to the Company's inability to secure the necessary capital to proceed. The Company is presently pursuing alternative uses for the Newark site, primarily a waste transfer station.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -      Liquidity (Continued)

              The Company has executed a letter of intent to sell its wholly-owned subsidiary, EPIC. This sale, if completed, is expected to provide the Company with capital to meet its current obligations and to provide partial funding for pending projects. The Company will still require additional sources of capital to complete its pending projects. Additionally, management of the Company and the Series A Preferred and Series C Preferred stockholders have agreed that in the event of a sale of EPIC, under the terms presently contemplated, no portion of the Series A and Series C Preferred stock will be redeemed and that the Series A and Series C Preferred shareholders will waive their right to exchange various securities for the stock of EPIC.

              There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms if at all, or that the EPIC sale will be completed in a timely manner, if at all, or on terms acceptable to the Company or that the Company will reach an agreement with its Series A Preferred and Series C Preferred stockholders. If the Company is unable to secure additional financing, attain future profitable operations, complete the EPIC sale and reach an agreement with its Series A Preferred and Series C Preferred stockholders, its ability to implement its growth strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected. In addition, unfavorable outcomes of any of the various pending litigation and disputes (see Notes 14, 19 and 20) could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 -      Risk and Uncertainties

              The Company has elements of both a development company and an operating company. The planned composting facilities are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, lack of market recognition for products and the need to develop new banking and financial relationships. The Company has not yet demonstrated an ability to profitably operate any in-vessel compost facilities, or a transfer station, including those of the type proposed to be built by the Company.

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

              The Company's planned operations are subject to substantial regulation by federal, state and local regulatory authorities. Specific regulations vary by state and locality. Local siting approvals require differing levels of design documentation and process definition, usually requiring public approvals in one or more public hearings. Following local approval, the Company must apply for and receive air, water, and solid waste and sewage sludge processing permits from state environmental protection agencies. These permits will generally include specific limits within which the facilities must operate. In the case of air and water permits, these include limits on offsite emission and discharge releases. Compost product composition may also be regulated, requiring continual monitoring to assure compost product quality. Continued compliance with this broad federal, state and local regulatory network is essential and costly. Additionally, there can be no assurance that additional, more restrictive regulations will not be enacted in the future or that the Company will be in a position to comply with such new regulations. Consequently, management is unable to predict the effect upon its future operations of such regulations except that the failure to comply with such regulations might have a material adverse effect on the Company and its operations in the future.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -      Risk and Uncertainties (Continued)

              The Company plans to contract for and to process, municipal solid waste and sewage sludge that meets the Company's specifications. It is possible that some of the wastes accepted at a Company facility may contain contaminants which could cause environmental damage and result in liabilities. The receipt and disposal of contaminated wastes could have a material adverse effect on the Company and its operations in the future.


NOTE 4 -      Summary of Significant Accounting Policies

              Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (See Note 9). All significant intercompany balances and transactions have been eliminated. Investment in joint venture is accounted for on the equity method (See Note 18).

              Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Cash and Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

              Impairment of Long-Lived Assets - The Company complies with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicated the remaining estimated useful life of long-lived assets may warrant revision, or the remaining balance may not be recoverable.

              Property, Plant and Equipment - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.

              The Company provides for depreciation and amortization using the straight-line method based over the following estimated useful lives:

                    Building                                 25 years
                    Machinery and equipment                  5 - 7 years
                    Leasehold improvements                   Term of lease

              At April 30, 1999, property, plant and equipment consists of the following:

                    Land                                                              $ 8,600,571
                    Building                                                              247,250
                    Machinery and equipment                                            13,360,981
                    Leasehold improvements                                                749,405
                    Project costs                                                       2,873,407
                                                                                      -----------
                                                                                       25,831,614
                    Less:  Accumulated depreciation and amortization                  ( 3,308,185)
                                                                                      -----------

                                                                                      $22,523,429
                                                                                      ===========

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -      Summary of Significant Accounting Policies (Continued)

              Depreciation and amortization expense relative to the above was $2,130,451 and $1,130,124 for the years ended April 30, 1999 and 1998, respectively.

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

              At April 30 1999, project costs aggregated $10,978,957 less a reserve of $8,105,550. A substantial portion of net project costs are comprised of Miami project costs. Such costs are anticipated to be recovered through litigation (See Note 19). In the event the Company is unsuccessful in its litigation, all or a portion of these costs will be written off to operations at this point.

              The allowance for project costs was recorded due to impairments from uncertainties surrounding the Miami and Newark projects (See
              Note 1) and abandonment of the remaining projects.

              In its consolidated statement of operations for the year ended April 30, 1999, the Company recorded impairments of project costs from uncertainties surrounding the Newark and Miami projects and the abandonment of the remaining projects in the amount of $10,721,161. Certain members of present management are unable to determine if all or any portion of this $10,721,161 impairment in fact related to the year ended April 30, 1998. For this reason, primarily, certain members of present management of the Company are unable to determine whether the Company's 1998 consolidated financial statements are fairly stated, in all material respects, in conformity with generally accepted accounting principles. As such, certain members of present management of the Company are unable to determine whether the Company's 1999 consolidated statements of operations, redeemable preferred and common stocks and stockholders' equity (deficiency), and cash flows are fairly stated, in all material respects in conformity with generally accepted accounting principles.

              Customer Contract Rights - Customer contract rights of $29,777,812 net of accumulated amortization of $3,210,820, are being amortized using the straight-line method over the life of the respective contract which is 15 years. Amortization expense for customer contract rights was $2,231,454 and $979,366 for the years ended April 30, 1999 and 1998, respectively.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -      Summary of Significant Accounting Policies (Continued)

              Other Intangible Assets - Intangible assets are being amortized using the straight-line method over the estimated lives indicated below. Other contract rights, deferred financing costs and lease incentive are being amortized using the straight-line method over the lives of the respective contracts or agreements.

                    At April 30, 1999, other intangible assets consist of the following:

                                                                       Estimated
                                                                            Life
                                                                 -------------
                    Deferred financing costs                     1 to 3 years          $ 2,122,143
                    Lease incentive                                   7 years              150,000
                    Other contract costs                                                 1,000,000
                    Bonding costs and other                                                301,149
                                                                                       -----------
                                                                                         3,573,292
                    Less:  Accumulated amortization                                     (2,250,746)
                                                                                       ------------

                                                                                       $ 1,322,546
                                                                                       ===========


                    Amortization expense for other intangible assets was $2,207,910 and $692,582 for the years ended April 30, 1999 and 1998, respectively.

              Revenue Recognition - Transportation and disposal fees, the Company's principal source of revenue in the years ended April 30, 1999 and 1998, are recognized upon the receipt of the organic waste at the Company's transfer site. Costs to transport and dispose of the waste are accrued upon receipt of the waste.

              Income Taxes - The Company compiles with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

              Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts presented in the consolidated balance sheet at April 30, 1999.

              Net Loss Per Common Share -Net loss per common share is based on the weighted average number of common shares outstanding.

              The Company complies with SFAS 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -      Summary of Significant Accounting Policies (Continued)

              The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:

                                                                                           Year Ended April 30,
                                                                                        1999                1998
                                                                                    ------------        ------------
                                                                                                         (unaudited)
              Net loss applicable to Common stockholders per statements
               of operations                                                         $(30,850,967)       $(14,665,304)

              Preferred stock dividends not declared                                    1,820,000             887,562
                                                                                     ------------        ------------

              Net loss applicable to Common stockholders used for
               basic and diluted net loss per Common share                           $(32,670,967)       $(15,552,866)
                                                                                     ============        ============

              Weighted average Common shares outstanding during year                   43,421,719          28,135,231

              Dilutive effect of Common stock to be issued for cumulative
               preferred stock dividends not declared                                     429,282             151,720
                                                                                     ------------        ------------

              Weighted average Common and Common equivalent shares
               used for basic and diluted net loss per Common share                    43,851,001          28,286,951
                                                                                     ============        ============

NOTE 5 -      Business Acquisition (unaudited)

              On November 3, 1997, the Company acquired all of the outstanding Common Stock of EPIC for $26,120,000. The purchase price was paid in cash of $20,000,000, the issuance of 39,000 shares of the Company's Series A Preferred Stock valued at $1,365,000, 21,000 shares of the Company's Series C Preferred Stock valued at $1,050,000 and 3,447,182 shares of the Company's unregistered Common stock valued at $3,585,000. In addition, in May 1997, the Company's President transferred 100,000 shares of his personal holdings of the Company's unregistered Common stock valued at $120,000, on behalf of the Company, as part of the negotiations of the original letter of intent for the EPIC acquisition. This transfer of the President's shares was recorded as a capital contribution as of the date of the transaction based on the closing bid price per share. The purchase price of $26,706,525, including the related transaction expenses of $586,525 was allocated to the fair value of the net liabilities assumed, with $29,531,555 allocated to customer contract rights under the purchase method of accounting. In addition, the Stock Purchase Agreement contains a provision for additional payments based on the future operating results, as defined, if two specific customer contracts are entered into by EPIC within a specified period.

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

              As of November 3, 1997, the Company had approximately $5,000,000 of deferred income tax assets for which a valuation allowance had been established. Based upon the application of purchase accounting for the EPIC transaction, a significant deferred income tax liability was recorded and, as a result, the valuation allowance on the deferred income tax asset was no longer required. Under the provisions of SFAS 109, the impact of the reversal of the valuation allowance is recorded as part of the EPIC purchase accounting resulting in a reduction in customer contract rights.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -      Business Acquisition (unaudited) (Continued)

              See Note 11 regarding certain exchange rights for the Series A and Series C Preferred stock issued as part of the EPIC acquisition.

              If the EPIC acquisition had occurred on May 1, 1997, unaudited pro forma revenues, net loss available to common stockholders and net loss per share would have been approximately $17,900,000, $16,500,000 and $0.44, respectively, for the year ended April 30, 1998. The pro forma financial information does not purport to represent what the Company's results of operations would have been had the acquisition in fact occurred on May 1, 1997, or to project the Company's results of operations for any future period.

NOTE 6 -      Long-Term Debt

                        At April 30, 1999, long-term debt consists of the
              following:

              Note payable (see below)                                                                    $10,500,000

              Promissory note payable, due on May 15, 1999 with interest payable monthly at 15% per year, collateralized by certain of the
              Company's  assets.  This note is currently in default (see Note 20).                          1,000,000

              Convertible promissory note due on November 1, 2000, interest at
              10% per year, convertible to the Company's Common stock at $2.50
              per share.  This note is currently in default (see Note 20).                                  2,000,000

              Note payable in monthly installments of $215,539 including interest at
              10.0% per annum, through June 2001 and monthly installments of $95,811 including interest at 10%, from July 2001 to June 2006, collateralized by substantially all of the assets of EPIC and subject to certain covenants.  At April 30, 1999, the Company was not in compliance with a certain covenant but
              subsequently received  a waiver (see Note 20).                                                8,634,567

              Other secured notes payable bearing interest at rates between 4.9%
              and 12% per annum, maturing at various dates through April 2004.
              approximately $429,000 of these notes are convertible into shares of the Company's Common stock at per share prices ranging from
              $0.40 to $3.00. A majority of these notes are currently in default.                           1,440,037

              Other unsecured notes payable bearing interest at rates between 6% and 12% per annum, maturing at various dates through November
              2000.


              A majority of these notes are currently in default                                            2,327,266
                                                                                                         ------------
                                                                                                           25,901,870
              Less:  Current portion                                                                      (18,814,808)
                                                                                                         ------------

                                                                                                         $  7,087,062
                                                                                                         ============

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -      Long-Term Debt (Continued)

              On November 5, 1998, the Company issued a $10,500,000 note to a company affiliated with one of the Company's current shareholders and debt holders. The note bears interest at 10.5% and interest is payable upon the maturity date of the note which is the earlier of October 30, 2000 or financial closing for the Miami project, as defined. The note agreement includes provisions which restrict the proceeds for specific uses as follows: $4,612,000 for repayment of a mortgage note in default, $3,000,000 for the redemption of the Company's common stock owned by an affiliate of the lender, $440,000 for fees associated with the note payable and the remainder for general working capital and Miami project expenses. In connection with this transaction, the conversion of a $200,000 debenture payable into 159,670 shares of the Company's common stock in September of 1997 was rescinded. As part of this note agreement, the convertible debenture payable in the amount of $800,000, including the $200,000 rescinded amount, which is held by an affiliate of the noteholder was converted into 1,406,593 shares of the Company's Common stock (665,000 shares were transferred from the proprietary holdings of a related party on behalf of the Company - see Notes 11 and 14). The difference between the fair value of the Common stock and the convertible debenture payable of $782,417 has been recorded as an expense (included in other expense in the accompanying 1999 consolidated statement of operations) for the conversion preference on the debt. As noted above, as part of this note agreement the Company is required to utilize $3,000,000 for the redemption of 1,000,000 shares of the Company's common stock from an affiliate of the noteholder. Since the redemption of the Company's Common stock was completed as part of the $10,500,000 note payable transaction, the difference between the buyback price and the fair value of the Company's Common stock of $1,875,000 has been recorded as a debt discount. The fair value of the Company's Common stock repurchased has been recorded as treasury stock. In addition, as part of the note agreement the company affiliated with the noteholder has certain rights to convert the 400,000 shares of the Company's Series B Preferred stock which it currently owns to Common stock on a one- for-one basis and then the right to put the Common stock back to the Company at a per share price of $3.10 as of the maturity date of the note payable. Since the redemption premium was included as part of the $10,500,000 note payable transaction, the difference between the redemption price and the carrying value of the Series B Preferred stock of $960,537 has been recorded as a debt discount. Since these shares of Series B Preferred stock are now subject to this redemption feature they have been classified outside of stockholders' equity in the accompanying consolidated balance sheet. The company affiliated with the noteholder also has the right to put up to 50% of the shares of Common stock held as of the note closing date (553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. Since the redemption premium was included as part of the $10,500,000 note payable transaction, the difference between the redemption price and the carrying value of the Common stock of $1,148,276 has been recorded as a debt discount. In addition, given that the 553,386 shares of Common stock are now subject to this redemption feature they have been classified outside of the stockholders equity in the accompanying consolidated balance sheet. The Company issued warrants to purchase 1,500,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.25 as part of the note agreement. The fair value of these warrants totaling $1,187,000 has been recorded as a debt discount. As part of the various transactions and provisions included in this $10,500,000 note payable, a debt discount of $5,170,813 has been recorded. This amount has been charged to interest expense in its entirety during the year ended April 30, 1999 based upon the respective note being in default and thus callable at April 30, 1999.

              As a result of the various judgements against the Company and certain other events of default, as defined under the note agreement, the lenders could accelerate the collection of the $10,500,000 note, which is collateralized by a first mortgage lien on the real property constituting the site of the Florida

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -      Long-Term Debt (Continued)

              composting facility project and by the Company's 80.1% stock ownership interest in Miami Recycling and Composting Company, Inc. The parties are in discussions to resolve this matter.

                  Maturities of long-term debt as of April 30, 1999 are as follows:

                   Year Ending April 30,
                        2000                                      $ 18,814,808
                        2001                                         2,474,894
                        2002                                         1,233,121
                        2003                                           856,393
                        2004                                           886,274
                        Thereafter                                   1,636,380
                                                                  ------------

                                                                  $ 25,901,870
                                                                  ============

NOTE 7 -      Short-Term Debt

              At April 30, 1999, short-term debt consists of borrowing of $522,816 under a revolving credit line agreement up to $2,000,000. The credit line bears interest at 2.65% plus the current 30-day commercial paper rate as defined (7.45% at April 30, 1999) and expires June 30, 1999. Amounts due under the line of credit are guaranteed by an officer of EPIC. During June 1999, the line of credit was extended through June 30, 2000.


NOTE 8 -      Restricted Project Bonds Payable

              On December 30, 1997, the New Jersey Economic Development Authority (the Authority), issued $90,000,000 of Solid Waste Disposal Facility Revenue Bonds (the Bonds) to finance the costs of constructing the Company's Newark, New Jersey composting project. The Bonds were issued with an initial term ending on the earlier of December 15, 1998 or such earlier date as permitted under the Bond Agreement and bore interest at a rate of 3.95% per annum during the initial term.

              On December 15, 1998, the Bonds were remarketed with an initial term ending on the earlier of June 15, 1999 or such earlier date as permitted under the Bond Agreement and bore interest at a rate of 3.0% per annum during the initial term. During the initial terms, a trustee held the $90,000,000 plus the interest earned.

              On June 15, 1999, the Company elected not to remarket the bonds. Accordingly, the escrowed funds were repaid to the bondholders. The bonds, including accrued earned interest, have been classified in the accompanying consolidated balance sheet as a current liability with an offsetting amount as a current asset.


NOTE 9 -      Minority Interest In Consolidated Subsidiaries

              Newark Recycling and Composting Company, Inc. (Newark Recycling) was incorporated in 1994 with Compost America Company of New Jersey, Ltd. (a wholly-owned subsidiary of the Company) owning 75% and Prince George's Contractors, Inc., d/b/a Potomac Technologies, Inc., owning 25%. Newark Recycling is in the business of development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. The Company has consolidated the financial statements of Newark Recycling. In addition, Newark Recycling owns 100% of American BIO-AG Corporation. The minority

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -      Minority Interest In Consolidated Subsidiaries (Continued)

              shareholder's equity in Newark Recycling has been reduced to zero as a result of prior years' loss allocations.

              Miami Recycling and Composting Company, Inc. (Miami Recycling) was incorporated in 1995 with the Company owning 80.1% and an outside consultant owning 19.9%. Miami Recycling is in the business of development, construction and operation of a composting facility in Miami, Florida. The Company has consolidated the financial statements of Miami Recycling. The minority shareholder's equity in Miami Recycling has been reduced to zero as a result of prior years' loss allocations.


NOTE 10 -     Redeemable Preferred Stock (disclosures relating to April 30,
              1998 and prior are unaudited)

              The Company has authorized 25,000,000 shares of Preferred stock of which 668,771 have been designated as Redeemable Preferred stock.

              The Company has authorized 169,000, 400,000, 91,000 and 17,500 shares of Series A Redeemable Preferred Stock (Series A Preferred), Series B Redeemable Preferred Stock (Series B Preferred), Series C Redeemable Preferred Stock (Series C Preferred) and Series D Redeemable Preferred Stock (Series D Preferred), respectively (collectively Redeemable Preferred Stock). The Series A, C and D Preferred is senior to all other equity securities in terms of dividends and liquidation preferences.

              The holders of Series A Preferred are entitled to receive cumulative dividends of 8% per share per year, which are payable semi-annually on June 30 and December 31. Through November 3, 1999, dividends on the Series A Preferred were payable at the Company's option in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. After November 3, 1999, dividends on the Series A Preferred are payable only in cash. The holders of Series C Preferred are entitled to a non-cumulative dividend of 20% per share per year through May 3, 1999 and of 8% per share per year thereafter. Through May 3, 1999, dividends on the Series C Preferred were payable at the Company's option in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. After May 3, 1999, dividends of 8% per share per year, which are payable semi-annually on June 30 and December 31, are payable only in cash. Through November 3, 1999, dividends on the Series D Preferred were payable at the Company's option in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. After November 3, 1999, dividends on the Series D Preferred are payable only in cash.

              The liquidation value on the Series A Preferred, Series C Preferred and Series D Preferred is $100 per share plus accrued dividends. The Series A, C and D Preferred have no voting rights, however, the consent of 66 2/3% of the holders' approval is required for certain transactions. One of the limitations included in the Series A and Series C Preferred agreement requires consent for the issuance of any new series of Preferred stock. The Company issued 783,842 shares of the Company's Common stock in order to obtain the approval from the Series A and Series C Preferred holders for the issuance of the Series D Preferred stock in April 1998.

              During the year ended April 30, 1999, shares of the Company's Common stock valued at $1,519,761 have been recorded as a dividend to the Series A and Series C Preferred holders. On November 3, 2004, the Company is required to redeem all of the outstanding shares of Series A Preferred, Series C Preferred and Series D Preferred at a redemption price per share of $100 plus accrued dividends. The Series A, C and D Preferred are valued in the accompanying consolidated balance sheet at the original investment, less transaction expenses, plus the calculated accretion and accrued dividends. The accretion is being recognized in order to record the Preferred stock at the per share redemption value as of the redemption date. In addition, each share of Series A, C and D Preferred stock is redeemable upon a change in control, as defined.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -     Redeemable Preferred Stock (disclosures relating to April 30,
              1998 and prior are unaudited) (Continued)

              In addition, the Series A and Series C Preferred agreement contains certain covenants and restrictions which apply to EPIC including, but not limited to, restrictions on dividends or intercompany advances to other parties including the Company, limitations on additional indebtedness and limitations on capital expenditures.

              Accumulated dividends payable as of April 30, 1999 were $450,667 on the Series A Preferred, and $116,660 on the Series D Preferred based on the Company's determination that the dividends would be paid in Common stock utilizing the applicable trading price during the period. In the aggregate 801,564 of the Company's Common stock is issuable to these Preferred stockholders. Since the Series A dividends and the Series D dividends are cumulative and management indicated that they will be paid in Common stock, these dividends are recorded as Common Stock to be Issued in the accompanying consolidated balance sheet. The Series C dividends are non-cumulative, thus not recorded as common stock to be issued. However, the imputed amount of the Series C dividends are recorded in the net loss per share calculation.

              The Company had the right to redeem the outstanding shares of Series C Preferred through May 3, 1999 and the shares of Series A and D Preferred at any time for a redemption price per share of $100 plus accrued dividends. The Series C Preferred is convertible into Common stock after May 3, 1999 at the holders' option. Each share of Series C Preferred would be valued at $100 per share and would be convertible into Common stock on the conversion date, as defined. The Company has recorded a conversion preference of $1,750,000 in additional paid-in capital which was accreted through May 3, 1999. At any time after November 3, 2000, the Series A, C and D Preferred is exchangeable, at the holders' option, for 9% Senior Subordinated Notes of the Company due on November 3, 2004, at the rate of $100 principal amount of such notes for each share of Preferred stock.

              If at any time shares of both the Series A Preferred and Series C Preferred remain issued and outstanding and the Company is in default of any covenant or in default of payment on any debt in excess of $100,000, then at their option, the holders of Series A Preferred and Series C Preferred have the right to exchange all of their shares of Series A Preferred, Series C Preferred and 15,721,633 Common shares issued to the Series A Preferred holders for all the outstanding shares of Common stock of EPIC. In addition, even if not in default, the holders of the Series A Preferred have the right to exchange shares of Series A Preferred for all shares of Common stock of EPIC outstanding during the period from November 1, 1999 through October 31, 2000, but only if all or part of the Series C Preferred is outstanding. If such exchange is made, all shares of Series A Preferred, Series C Preferred and the 15,721,633 Common stock shares issued to the Series A Preferred holders will be returned to the Company. If these rights are exercised, the Company would record a charge to operations likely to be in excess of $7.5 million. This option shall be void upon payment in full of the Series C Preferred.

              As of April 30, 1999, the Company was not in compliance with certain of its debt obligations, which would result in the holders of the Series A Preferred and Series C Preferred having the right to exchange their shares of the Company's Preferred and Common stock for the outstanding shares of EPIC. The Series A Preferred and Series C Preferred holders have signed an agreement which states that they will not exercise their EPIC option to the extent that such exercise would result in, or increase, a stockholders' deficiency after giving effect to the transaction.

              In July 1999, the holders of Series D Preferred stock exchanged 8,729 shares of the Series D Preferred for the Company's interest in American Marine Rail, LLC (see Note 18) pursuant to an agreement. In addition, the Company has an option to repurchase its interest in American Marine Rail, LLC for designated amounts. The remaining Series D preferred shares can be converted to common shares at $.40 per share through June 30, 2002, also pursuant to the agreement. The loss on this transaction aggregating $819,129 was reflected in the accompanying consolidated financial statements as of April 30, 1999.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -     Redeemable Preferred Stock (disclosures relating to April 30,
              1998 and prior are unaudited) (Continued)

              During 1999, in connection with a certain financing arrangement, 400,000 shares of Preferred B stocks were given a redemption feature in which the shares can be redeemed at $3.10 per share upon the maturity of the note payable, which is October 30, 2000. The difference between the carrying value of the Series B shares prior to this feature and the redemption value has been recorded as debt discount.


NOTE 11 -     Stockholders' Equity (Deficiency) (disclosures relating to April
              30, 1998 and prior are unaudited)

              Common Stock - In June 1998, the Company's Board of Directors approved an increase to the total number of shares of Common stock that the Company shall have the authority to issue from 50,000,000 to 100,000,000.

              During the year ended April 30, 1998 the Company issued 11,490,609 shares of Common stock as part of a combined transaction with the Series A Preferred and Series C Preferred which were valued at $11,950,000 or approximately $1.04 per share. The Company incurred transaction expenses of $1,880,665 related to the sale of Common stock. These shares were valued by an independent appraiser. The Company also sold 955,000 shares of Common stock for cash proceeds of $1,907,559 at per share prices ranging from $0.50 to $2.50. Included in the 955,000 shares of Common stock sold for cash proceeds were two sale transactions with the same investor, one in August 1997 and one in September 1997, for the sale of 250,000 shares of Common stock from the Company for cash proceeds of $500,000. As part of these sale transactions, four of the Company's current stockholders (one of which is the Company's former President, one of which is the Company's attorney, one of which is a Director of the Company, and one of which is an entity whose President is a Director of the Company) transferred 150,000 and 300,000 shares, respectively, from their personal holdings of the Company's Common stock to the new investor on behalf of the Company. These transfers of the existing stockholders shares were recorded as capital contributions as of the date of these transactions.

              In addition, the Company issued 3,447,182 shares of Common stock for a business acquisition which was valued at $3,585,000 or approximately $1.04 per share based on an independent appraisal. In addition, the Company issued 1,627,980 shares of Common stock in connection with an acquisition of a joint venture which were valued at $1,953,576, or $1.20 per share. The Company also issued 200,000 shares of Common stock for the acquisition of certain property which were valued at $200,000. The Company also issued 541,478 shares of Common stock which were valued at $1,261,338 for the repayment of outstanding liabilities of $600,000. The Company issued 116,991 shares of Common stock for payment of dividends on Preferred stock which were valued at $263,230. The Company issued 783,842 shares of Common stock valued at $1,058,187 to obtain the approval from the Series A and Series C Preferred holders for a new series of Preferred stock which was recorded as an additional dividend to the Series A and Series C Preferred holders. The Company also issued 2,026,575 shares of Common stock for services rendered which were valued at $1,985,463, at per share prices ranging from $0.50 to $3.06. These shares were valued based upon the fair value of the services rendered, if reliably determinable, since that value was more reliably determinable than the fair value of the Common stock issued. If the fair value of the services rendered was not reliably determinable these shares were valued based upon the fair value of the Common stock issued.

              During the year ended April 30, 1999, the Company issued 8,638,819 shares of Common Stock. The Company sold 1,397,000 shares of Common Stock for cash proceeds of $902,001 at per share prices ranging from $0.25 to $1.00. Included in the 1,397,000 shares of common Stock sold for cash proceeds were transactions with one investor totaling 700,000 shares of Common Stock from the Company for cash proceeds of $550,000. The Company issued 1,530,777 shares of Common Stock for payment of dividends on Preferred stock, which were valued at $1,460,759. The Company issued 1,364,528 shares of Common stock in connection with debt, which were valued at $1,699,873. The Company issued

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -     Stockholders' Equity (Deficiency) (disclosures relating to April
              30, 1998 and prior are unaudited) (Continued)

              285,000 shares of Common stock for interest expense valued at $137,168. The Company issued 800,000 shares of Common stock to Select Acquisitions, Inc. ("Select") ( a related party - see Note
              14) as reimbursement for Select's transfer of 800,000 shares of its proprietary holdings of common stock on behalf of the Company to new investors (including 665,000 shares to an affiliate of the $10.5 million noteholder - see Notes 6 and 14). These shares were valued at $871,375.

              The Company issued 447,376 shares of Common Stock to the Series A and C Preferred holders under antidilusion provisions as a result of additional shares of common stock issued this period. These additional shares, had they been issued prior to the closing of the sale of the Preferred stock, would have been included in the calculation in accordance with the preferred Series A and C agreement. These shares were valued at $290,794. The Company also issued 2,643,138 shares of Common stock for services rendered which were valued at $1,933,083. Additionally, the Company issued 171,000 shares of Common stock for services relating to project costs which were valued at $139,200. These shares were valued based upon the fair value of the services rendered, since the value of the services was more reliably determinable that the fair value of the Common stock issued. If the fair value of the services rendered was not reliably determinable these shares were valued based upon the fair value of the Common stock issued.

              The Company affiliated with the $10.5 million noteholder also has the right to put up to 50% of the shares of Common stock it holds as of the note closing date (553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. Given that the 553,386 shares of Common stock are now subject to this redemption feature, they have been classified outside of stockholders' equity (deficiency) in the accompanying consolidated balance sheet.

              Preferred Stock - The Company has authorized 25,000,000 shares of Preferred stock, of which 5,000,000 shares have been designated as Series B Convertible Preferred stock (Series B Preferred) and 277,500 shares have been designated as Series A, C and D Preferred Stock. The Series B Preferred is senior to the Common stock, but junior to the Series A, C and D Preferred Stock, in terms of dividends and liquidation preferences.

              The holders of Series B Preferred are entitled to receive cumulative dividends at the rate of one share of Common stock for every ten shares of Series B Preferred, payable on April 30 of each year. Each share of Series B Preferred is convertible into one share of Common stock at any time after September 15, 1997, at the holders' option. During 1999, 400,000 shares of the Series B Preferred were given a redemption feature, at the holder's option, upon maturity of a certain debt obligation of the holders at $3.10 per share. The Series B Preferred has no voting rights.

              In July 1997, the Company sold 400,000 shares of Series B Preferred for proceeds of $867,737, net of transaction expenses of $132,263. As part of this sale transaction, one of the Company's current stockholders, an entity whose President is also a Director of the Company, transferred 700,000 shares of the Company's Common stock from its personal holdings of the Company's Common stock to this new Series B Preferred stockholder on behalf of the Company. In September 1997, the Company sold 400,000 shares of Series B Preferred for proceeds of $782,738, net of transaction expenses of $217,262. As part of this sale transaction, one of the Company's current stockholders, an entity whose President is also a Director of the Company, transferred 100,000 shares of the Company's Common stock from its personal holdings of the Company's Common stock to this new Series B Preferred stockholder on behalf of the Company. These transfers of the existing stockholders shares were recorded as capital contributions as of the dates of the transactions with the total proceeds from the two sale transactions of $1,650,475, allocated between the Series B Preferred for $905,653 and Common stock for $744,822, based on the relative fair values as of the date of the transactions.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -     Stockholders' Equity (Deficiency) (disclosures relating to April
              30, 1998 and prior are unaudited) (Continued)


              In addition, in August 1997, the Company sold 1,000 shares of Series B Preferred for proceeds of $2,500, or $2.50 per share. On November 3, 1997, 400,000 shares of the Class B Preferred were converted into a $1,000,000 promissory note. As part of this conversion the Company recorded an expense of $373,810 for the difference between the net value in the Series B Preferred account and the promissory note balance.


NOTE 12 -     Common Stock Warrants and Options (disclosures relating to April
              30, 1998 and prior are unaudited)

              The following table summarizes common stock warrant activity:

                                                                                  Weighted Average
                                                 Number of           Range of         Exercise
                                               Excercisable          Exercise           Price
                                                  Shares              Prices          Per Share
                                              --------------       ------------   ----------------
Warrants outstanding at April 30,
 1997 and 1998 (unaudited)                       1,168,995         $0.83 - $6.00        $ 2.58

Granted                                          1,500,000         $1.00 - $2.25          1.50
                                              ------------         -------------        ------

Warrants outstanding at
 April 30, 1999                                  2,668,995         $0.83 - $6.00        $ 1.98
                                              ============         =============        ======

              As of April 30, 1999, all of the outstanding Common stock warrants were vested.

              The Company has issued stock options to various employees and consultants with vesting terms and exercise prices determined by management or the Board of Directors.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     Common Stock Warrants and Options (disclosures relating to April
              30, 1998 and prior are unaudited) (Continued)


              The following table summarizes common stock option activity:

                                                                                      Weighted
                                                                                       Average
                                                                  Range of             Exercise
                                          Number of               Exercise            Price Per
                                           Shares                  Prices               Share
                                         -----------           -----------------    --------------
Options outstanding at
 April 30, 1997 (unaudited)               4,505,709              $2.00 - 9.00          $ 2.62
Granted                                   5,406,049               0.01 - 6.00            1.89
Exercised                                  (524,960)              0.01 - 6.00            2.86
Cancelled                                  (750,000)                     3.00            3.00
                                         ----------              ------------          ------

Options outstanding at
 April 30, 1998 (unaudited)               8,636,798               1.00 - 9.00            2.05
Granted                                   4,978,730               0.01 - 7.00            1.07
Exercised                                    (7,500)              0.50 - 0.75            0.63
Cancelled                                  (782,500)              1.50 - 5.00            2.78
                                         ----------              ------------           -----

Options outstanding at
 April 30, 1999                          12,825,528              $0.01 - 9.00          $ 1.62
                                         ==========              ============          ======

              The following table summarizes information regarding stock options outstanding at April 30, 1999:

                                    Options Outstanding                          Options Exercisable
                    ----------------------------------------------------  -----------------------------------
                                         Weighted          Weighted
                        Number            Average           Average            Number           Weighted
    Range of           Outstanding      Remaining           Exercise        Exercisable          Average
    Exercise              at             Contractual       Price Per             at             Exercise
     Prices          April 30, 1999     Life in Years        Share          April 30, 1999        Price
-----------------   ----------------------------------------------------  -----------------------------------
   $.01-$2.50         12,090,528           3.61              1.38            10,890,528           1.43
    3.00-5.00            465,000           3.44              3.35               465,000           3.35
    6.00-9.00            270,000           2.92              6.63               270,000           6.63

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -     Common Stock Warrants and Options (disclosures relating to April
              30, 1998 and prior are unaudited) (Continued)


              The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants. The disclosure requirements of SFAS 123, "Accounting for Stock Based Compensation" were adopted by the Company in the year ended April 30, 1997. Had compensation cost for options granted after December 15, 1995 been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                                         Year Ended April 30,
                                                     1999                  1998
                                                    ------               -------
                                                                       (unaudited)
             Net loss, as reported              $ (32,670,967)        $ (15,552,866)
             Net loss, pro forma                  (33,750,443)          (15,943,733)
             Loss per share, as reported                (0.75)                (0.55)
             Loss per share, pro forma                  (0.77)                (0.56)

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                Year Ended April 30,
                                                              1999                  1998
                                                             -------               -------
                                                                                 (unaudited)
              Risk-free interest rate                           5%                  5.87%
              Expected dividend yield                           -                      -
              Expected life                                  4 years              4 years
              Expected volatility                              82%                    50%


              During the year ended April 30, 1998, the Company granted 2,100,000 Common stock options to employees of EPIC for which the Company has recorded deferred compensation based upon the difference between the fair market value of the Company's Common stock and the exercise price at the grant date. The deferred compensation balance is being amortized as compensation expense over the option vesting periods which range upon grant to five years.

              During the year ended April 30, 1998, one consultant who had options to purchase 300,000 shares of the Company's Common stock completed a cashless exercise transaction which resulted in the issuance of 194,120 shares of Common stock. The Company recorded an expense of $203,824 as a result of this transaction, which is included in selling, general and administrative expenses in the accompanying 1998 statement of operations.

              In addition, during the years ended April 30, 1999 and 1998, the Company issued stock options to various outside consultants for services rendered most of which had exercise prices in excess of the trading prices on the date of grant. These stock option grants have been accounted for under the provisions of SFAS 123 using the Black-Scholes option pricing model with the value of the options recorded as expense, deferred financing costs, project capitalizable costs or equity related costs, as appropriate.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -     Employee Benefit Plans (disclosures relating to April 30, 1998 and prior are unaudited)

              Certain employees of EPIC are covered by union-sponsored, collectively bargained, multi-employer pension plans. Contributions are determined in accordance with the provisions of negotiated labor contracts. Pension expense for these plans was $47,765 and $21,008 for the years ended April 30, 1999 and 1998, respectively. In the event that the Company decided to withdraw from its participation in the multi-employer pension plans, which is not the Company's intent, the Company would be required to contribute its share of the Plan's unfunded benefit obligation.


NOTE 14 -     Related Party Balances, Transactions and Contingencies
              (disclosures relating to April 30, 1998 and prior are unaudited)

              At April 30, 1999, due to related parties consists of the following:

                  Promissory notes payable, including accrued interest
                  and accounts payable of approximately $2,025,000, to VRH
                  Construction Corp.; interest accrues at 10% per year and is payable upon the date of maturity for the principal;
                  collateralized by certain of the Company's assets (c) (f)
                                                                                                   6,112,727

                  Amount due to former owner of EPIC (current member of the
                  Company's Board of Directors), non-interest bearing; no
                  specific repayment terms (e)                                                       485,491

                  Payable to Resource Reclamation Services, Inc. (d)                                 300,000

                  Advances from Select Acquisitions, Inc.; interest
                  accrues at 10% per year and is payable upon the date of
                  maturity for the principal; unsecured (b) (f)                                      176,534

                  Advances, including accrued interest of $19,233 and accrued salary deferrals of $938,500, from the Company's former
                  President; interest accrues on cash advance at 10% per year and is payable upon the date of maturity for the principal;
                  unsecured. (a) (f)                                                               1,036,402

                  Deferred salary due to officers and other (f)                                      292,483
                                                                                                  ----------

                                                                                                  $8,403,637
                                                                                                  ==========

          (a) The Company has been named as a defendant in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by its former President. The former President seeks (i) damages for alleged accrued salary of $1.5 million under an employment agreement with interest and loans claimed due from the Company of approximately $265,000 with interest, (ii) the award of 930,000 "replacement shares" of the Company's stock, (iii) an accounting for the disbursement of Company funds during the period January 1, 1999 to present, (iv) damages resulting from the Company's alleged bad faith in dealing with the former President and (v) related relief. At April 30, 1999, the Company has recorded approximately $1,036,000 in connection with item (i), which consists primarily of his compensation through April 30, 1999.

              The Company has filed an answer, affirmative defenses and counterclaims against the former President.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -     Related Party  Balances,  Transactions  and  Contingencies
              (disclosures  relating to April 30, 1998 and prior are  unaudited)
              (Continued)

              The Company's legal counsel has indicated that the ultimate outcome of this litigation cannot presently be determined. Accordingly, no further provision for liability to the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. The parties are currently negotiating for the settlement of these claims. An unfavorable outcome of this matter could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows and its ability to continue as a going concern.

          (b) The Company is in dispute with a member of its Board of Directors and Audit Committee (hereinafter referred to as the "Board Member"). The Board Member claims that the Company owes him and Select Acquisitions, Inc. ("Select"), a company of which the Board Member is President, amounts substantially in excess of amounts recorded in the accompanying consolidated financial statements. Specifically, the Board Member claims the Company owes Select 408,640 shares of the Company's registered common stock and $308,073 in cash plus accrued interest and that the Company owes the Board Member 1,000,000 shares of the Company's registered common stock, options to purchase 300,000 shares of the Company's registered common stock and $1,680,000 in cash. Of the $308,073 which the Board Member asserts is owed to Select, $210,000 is claimed as consulting fees for the period between January 1994 and June 1996, while the remaining $98,073 relates to loans made to the Company in 1995 and 1996. The Board Member claims for himself $870,000 in consulting fees for the period between July 1996 and July 1999 and $810,000 in closing fees, related to certain Company transactions which closed between November 1997 and November 1998. The Board Member indicates that the 408,640 shares of the Company's registered common stock claimed on behalf of Select allegedly were transferred by Select in order to facilitate a November 1997 Company transaction closing. The Board Member also claims that the options to purchase 300,000 shares of the Company's registered common stock at $.01 per share were due him as a board member in connection with the closing of a November 1997 Company transaction. Finally, the Board Member claims the 1,000,000 shares of the Company's registered common stock as an equity bonus. These claims are based upon alleged agreements entered into between the Board Member and the former President of the Company.

              April 30, 1999, the Company has recorded $176,534 in notes and accrued interest to Select.

              The Company's legal counsel has indicated and the Company's management believes that (i) the Company's records do not reflect any approval (or even discussion) by the Company's Board of Directors of any consulting, employment or other agreement which would support the Board Member's claims (except for loans payable to Select in an amount less than $150,000); (ii) there is no documentation in the closing binders and official transcripts of the Company transactions referenced by the Board Member that would support the Board Member's and/or Select's claims for closing fees, stock options or shares of the Company's registered Common stock in connection with any of the transactions for which the Board Member is claiming consideration is owed and (iii) the absence of notice by the Board Member as well as lack of any performance standards by which to judge his work for the Company as an employee or a consultant would appear to seriously undermine any quantum meruit claim by the Board Member. Accordingly, based upon the assessment of the claims by the Company's legal counsel and management, no further provision for liability of the Company that may result upon adjudication has been made in the accompanying consolidated financial statements. An unfavorable outcome to this matter could have a material adverse effect on the Company's consolidated financial position, results of operations, cash flows and its ability to continue as a going concern.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 -      Related Party Balances, Transactions and Contingencies
              (disclosures relating to April 30, 1998 and prior are unaudited) (Continued)

              During the year ended April 30, 1999, Select transferred 800,000 shares of its proprietary holdings of Common stock on behalf of the Company to certain parties (including 665,000 shares to an affiliate of the $10.5 million noteholder - see Notes 6 and 11). These shares were reimbursed to Select during the year ended April 30, 1999.

          (c) The shareholders of VRH Construction Corporation (VRH) are also shareholders of the Company. The Company has engaged in various transactions with VRH including advances, notes payable and office leasing. VRH is the construction manager for the Newark, New Jersey composting facility. In May 1999, the Company defaulted on the payment of approximately $5,700,000 of promissory notes, including interest (see Note 20).

              In addition, the Company repriced options held by VRH to purchase 600,000 shares of the Company's Common Stock from an exercise price of $1 to $.01. The Company also issued VRH options to purchase 800,000 shares of the Company's Common Stock of which 200,000 shares could be purchased at an exercise price of $.01 and 600,000 shares at an exercise price of $1.00.

          (d) The Company has purchased recycled soils from Resource Reclamation Services, Inc. ("RRS"), an entity owned by the individual who owns 19.9% of Miami Recycling (see Notes 9, 19 and 20). In light of the Company's recognition that there is no readily-available market for 100,000 tons of impure soil and in accordance with its policy on impairment on long-lived assets, the Company has adjusted the carrying amount ($1,929,261) of its asset to zero.

          (e) The amount arose from fees charged to the Company from the former owner of EPIC for personally guaranteeing a performance bond.

          (f) These amounts are past due, hence, they are in default for non-payment.

              In addition, the Company has various transactions with several consultants and service providers who are also minority shareholders or acting executives of the Company. None of these transactions is individually considered material.

NOTE 15 -      Income Taxes (disclosures relating to April 30, 1998 and prior are unaudited)

              The provision (benefit) for income taxes consists of the following:


                                        Year Ended April 30,
                                     1999                 1998
                                 -----------          ------------
Current:                                               (unaudited)
 Federal                         $         -          $          -
 State                               208,000
                                 -----------          ------------

                                     208,000                     -
                                 -----------          ------------

Deferred:
 Federal                          (6,897,257)           (1,741,559)
 State                            (1,217,163)             (335,112)
                                 -----------          ------------

                                  (8,114,420)           (2,076,671)
                                 -----------          ------------

                                 $(7,906,420)         $ (2,076,671)
                                 ===========          ============

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 -     Income Taxes (disclosures relating to April 30, 1998 and
              prior are unaudited)

              At April 30, 1999, the Company has net operating loss carryforwards of approximately $46 million which expire between 2008 and 2019. The Tax Reform Act of 1986 contains provisions that may severely limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership.

              The statutory federal income tax rate is reconciled to effective tax rate, as follows:

                                                               Year Ended April 30,
                                                            1999                1998
                                                           ------           -----------
                                                                            (unaudited)
            Statutory federal rate                          (35.0)%             (35.0)%
            State income taxes, net of federal
             income taxes                                    (5.0)               (4.0)
            Income tax benefit recorded as part of
             purchase accounting for EPIC                                        12.6
            Deferred compensation not deductible              2.0                 6.9
            Increase in valuation allowance                  14.9
             Other                                                                4.3
                                                           ------              ------
                                                            (23.1)%            (15.2)%
                                                           ======              ======


              At April 30, 1999, the Company's deferred income tax asset is comprised of the tax benefit associated with the following items based on the statutory tax rates in effect:




             Differences between financial and
               tax bases of assets and liabilities                 $  3,440,000
             Accrued compensation                                       568,000
             Net operating losses                                    18,400,000
             Other                                                      186,000
                                                                    -----------

             Deferred tax asset, gross                               22,594,000
             Valuation allowance                                    (22,594,000)
                                                                   ------------

            Deferred tax asset, net                                $          -
                                                                   ============

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 -     Customer Information (disclosures relating to April 30, 1998 and prior are unaudited)

              The Company's operations are conducted in one business segment with its customers located primarily in New York and New Jersey. The following table summarizes those customers whose revenues are in excess of 10% of total revenues.

                                              Year Ended April 30,
              Customer                     1999              1998
              --------                 -------------    ---------------
                                                         (unaudited)
                 A                         33%               - %
                 B                         20%               26%
                 C                         16%               13%
                 D                         13%               24%
                 E                                           16%
                                          -----             -----

                                           82%               79%
                                          =====             =====

              In September 1997, EPIC was awarded a 15-year take or pay contract from New York City for biosolids disposal. The contract requires a minimum volume of 225 tons per day at an initial rate of $98 per ton, subject to escalation as defined. The contract became effective on June 22, 1998. The Company was required to obtain a surety bond as part of the terms of this contract.

NOTE 17 -     Supplier Concentration

              The operations at EPIC are currently dependent upon the use of railroad facilities and rail transportation from a sole source. The operations of EPIC have historically not been impacted by this dependence, however, this dependence involves several risks, including a potential inability to obtain an adequate alternative supply and reduced control over pricing, timely performance and quality.

              A significant number of employees at EPIC are covered by collective bargaining agreements with two separate unions. The agreement with one of these unions expired in March 1997 and the union members are currently working on a month-to-month basis as the two parties are negotiating a new multi-year agreement. The other agreement expires in March 2001.


NOTE 18 -     Joint Venture (disclosures relating to April 30, 1998 and prior are unaudited)


              On April 27, 1998, the Company issued 17,500 shares of Series D Preferred (valued at $612,500) and 1,627,980 shares of Common stock (valued at $1,953,576) in exchange for cash of $416,334, repayment of loans due to this investor of $350,000, consulting fees due to this investor of $538,079, a note receivable of $445,587 from American Marine Rail, LLC ("AMR") and a one-third ownership interest in AMR (valued at $816,076, net of transaction expenses of $138,079). The Preferred stock was valued based on an independent valuation. As part of this agreement, the Company assigned 2.5% of its 33 1/3% net cash flows in equity and net proceeds from the sale, as defined, to the investor which sold the interest to the Company. Subsequently, the Company transferred an additional 1% and 1.11% of its ownership interest to the investor and an unrelated party, respectively, leaving the Company's ownership interest in AMR at 28.72%. In addition, the Company committed to fund the future expenditures to be incurred for the final approval and development of the AMR operations. The value assigned to the ownership interest of $1,493,872 (including the note receivable of $445,587, the transaction expenses of $138,079 and additional expenses previously incurred related to this joint venture of $94,130) was included in the investment in joint venture account as of April 30, 1998.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 -     Joint Venture (disclosures relating to April 30, 1998 and prior are unaudited) (Continued)

              In July 1999, the holders of Series D Preferred stock exchanged 8,729 shares of the Series D Preferred for the Company's interest in AMR (see Notes 10 and 20). The loss on this transaction aggregating $819,129 was reflected in the accompanying consolidated financial statements as of April 30, 1999.

NOTE 19 -     Commitments and Other Contingencies (disclosures relating to
              April 30, 1998 and prior are unaudited)

              Operating Leases - The Company leases office space, land and certain equipment under noncancellable operating leases. Rent expense under these leases for the years ended April 30, 1999 and 1998 was approximately $235,000 and $270,000, respectively. Approximate future minimum rental payments as of April 30, 1999 on these leases are as follows:

              Year Ending April 30,
                      2000                              $ 338,000
                      2001                                318,000
                      2002                                176,000
                      2003                                 77,000

              Employment Agreements - The Company has employment agreements with certain of its key executives and employees. The agreements provide for minimum levels of compensation during current and future years and are subject to adjustment, as defined. In addition, certain of these agreements provide for a lump sum payment, as defined, upon termination without cause or upon a change in control.

              Approximate future minimum annual compensation under these employment agreements is as follows:

             Year Ending April 30,
                     2000                           $ 1,407,000
                     2001                             1,407,000
                     2002                               932,000
                     2003                               417,000
                     2004                               144,000
                                                    -----------

                                                    $ 4,307,000
                                                    ===========

              Consulting Agreements - The Company has a consulting agreement with an individual who owns 19.9% of Miami Recycling (see Notes 9 and 14). This consultant will be paid a management fee equal to 30% of the distributable net income, as defined, from all facilities developed in Florida. In February 1997, the Company entered into a ten-year consulting agreement with this individual to provide consulting services in the management of solid waste and sewer sludge and in business development in Florida. As part of the consulting agreement, the individual was paid cash of $250,000, issued 200,000 shares of the Company's Common stock valued at $300,000 and issued options to purchase 500,000 shares of the Company's Common stock at an exercise price of $2.00 per share. The total cost of this agreement has been capitalized as part of the construction in progress account for the Miami Recycling project. In addition, as part of the negotiation process for this consulting agreement in February 1997 the Company's President transferred 200,000 shares of his personal holdings of the Company's unregistered Common stock on behalf of the Company. In addition, upon the closing of

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -     Commitments and Other Contingencies (disclosures relating to
              April 30, 1998 and prior are unaudited) (Continued)

              financing and commencement of operations for composting facilities in Florida, the consultant will be paid a cash fee and options to purchase shares of the Company's Common stock at $2.00 per share based on the terms outlined in the agreement. In addition, the Company has agreed to contract exclusively with the consultant for trucking services in Florida at negotiated competitive rates.

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

              Miami Contract Commitment - In November 1996, the Company made a payment of $1,000,000 to secure performance of its obligations under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the Restated Agreement). Under the terms of Restated Agreement the commencement date of operations for its Miami Composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting the Company an additional extension through October 20, 2000 if the Company agreed to the additional provisions noted below. The resolution included provisions that the Company would agree to pay the City an amount equal to the City's recycling costs for each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the Company's performance under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of its obligations under the Restated Agreement. The $1,000,000 previously deposited has been capitalized in other intangible assets as of April 30, 1999.

              An amended agreement including these provisions has been signed by the Company. The Company was notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, the Company has filed suit against the City of Miami in order to protect its rights under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998.

              A substantial portion of net project costs (see Note 4) pertain to the Miami contract. Management anticipated the recovery of these costs through the above mentioned litigation. However, in the event the Company is unsuccessful in its litigation, all or a portion of these costs will be written off to operations.

              Government Regulations - In the normal course of business and, as a result of the extensive governmental regulation of the solid waste industry, the Company periodically may become subject to various judicial and administrative proceedings involving federal, state or local agencies. Certain federal and state environmental laws impose strict liability on the Company for such matters as contamination of water supplies or the improper disposal of hazardous waste.

              Litigation (also see Notes 14 and 20) - The Company, along with the Company's wholly-owned subsidiary, EPIC and the Company's former President, have been named as defendants in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by unrelated parties (the "Plaintiffs"). In the action, the Plaintiffs seek recovery of approximately $3 million claimed due under a consulting agreement and amendments thereto (the "Agreement"), together with interest, attorneys' fees and costs of suit and related relief. The Plaintiffs' claims are based upon breach of contract, fraud, misrepresentation and quantum meruit. The Plaintiffs claim that the Agreement, executed on the Company's behalf by its former President, entitles the Plaintiffs to a "success fee" in the amount claimed due, arising from the performance by EPIC of a 15 year municipal waste disposal contract with the City of New York. In December 1999 the Company has reached a tentative settlement (see Note 20).

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 -     Commitments and Other Contingencies (disclosures relating to
              April 30, 1998 and prior are unaudited) (Continued)

              The holder of a $200,000 mortgage note, collateralized by a first lien on the Company's 15 acre property in Freehold, New Jersey (the "Freehold Property") has commenced litigation to collect its mortgage note. A parallel action by the same holder of the $200,000 mortgage note seeks to foreclose on the Freehold Property. The ultimate outcome of these litigations cannot presently be determined. Although the Company has initiated settlement discussions, there can be no assurance that settlements can be reached.

              As a result of the Company's deteriorated financial condition, the Company is the subject of several threatened, and certain actual, legal actions for nonpayment of obligations (in addition to those described in Notes 14 and 20). The ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the accompanying consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the accompanying consolidated financial statements.


NOTE 20 -     Subsequent Events

              In May 1999, the Company defaulted in the payment of a $1,000,000 promissory note, plus accrued interest and penalties. The Lender also is the holder of a $2,000,000 convertible promissory note, due November 1, 2000, now in default as a result of cross-default provisions in the $1,000,000 note. As a result, the Lender filed suit in May 1999. Both notes are collateralized by a first mortgage on the Company's Newark property, upon which the Company intends to construct its waste transfer station. The Lender obtained a default judgment against the Company in September 1999 but has not yet foreclosed upon the Company's Newark property pending settlement discussions. These settlement discussions are dependent upon the Company obtaining additional funding. At any time, the Lender could proceed to foreclose against the Company's Newark property which proceeding, if successful, would prevent the Company from developing the Newark property.

              In May 1999, the Company also defaulted on the payment of approximately $5,700,000 of promissory notes, including interest, to VRH (see Note 14), which notes are collateralized by a second mortgage on the Company's Newark property. The Company disputes the propriety of this second mortgage. The Company has entered into discussions with VRH seeking an extension of the maturity dates of these notes. There can be no assurance that such an extension will be granted.

              In July 1999, the holders of Series D Preferred (i) exchanged 8,729 shares of their Series D Preferred Stock in the Company for the Company's 28.72% equity interest in American Marine Rail, LLC
              (AMR); (ii) gave up their AMR Option as discussed in Section 9 of the Series D Certificates of Designation and (iii) provided the payment of $225,000 to AMR to cure certain funding defaults by the Company. The holders of Series D Preferred then granted an option to the Company, which option expires on March 31, 2000, to repurchase the 28.72% equity interest in AMR for a cash payment of $1,750,000, less any future payments made to AMR by the Company, up to $400,000.

              In August 1999, the Company's former President was terminated for cause from all duties pursuant to his May 1, 1999 Second Amendment to Employment Contract. In November 1999, the former President filed suit in the Superior Court of New Jersey, Law Division, Essex Vicinage seeking damages and notifying the Company that there is a dispute as to his termination for cause (See Note 14).

              In August 1999, the Company and EPIC signed a letter of intent with an unrelated party to sell EPIC.

              In November 1999, the Company received a waiver on all current defaults of the debt obligation of EPIC (See Note 6).

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 -     Subsequent Events (Continued)

              In December 1999, the Series A Preferred shareholders signed an agreement stating that prior to May 1, 2000 they will not exercise their EIPC option to the extent that such exercise would result in, or increase, a stockholders' deficiency after giving effect to the transaction (see Note 10).

              In December 1999, the Company settled an action brought against it by unrelated parties for $853,000 to be made in a lump sum payment upon the earlier of the sale of EPIC or April 15, 2000. At April 30, 1999, the Company has accrued approximately $109,000 relative to this suit which represents services through April 30, 1999.

              In December 1999, the Company entered into a Modification of Contract and Settlement Agreement with RRS whereby the Company will pay RRS $425,000 to terminate certain provisions made in the previous contract which relates to future services RRS was to provide to the Company.

              Since April 30, 1999, the Company has received loans aggregating approximately $3.7 million from shareholders and existing creditors. Additionally, since April 30, 1999, the Company has issued approximately 8.5 million shares of its Common stock in connection primarily with payment of dividends on Preferred stock.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           COMPOST AMERICA HOLDING COMPANY, INC.
March 20, 2000       (Registrant)

               By: /s/ CHRISTOPHER DAGGETT
                        Christopher Daggett, Co-Principal Executive
                                                Officer

               By: /s/ MARVIN ROSEMAN
                     Marvin Roseman, Co-Principal Executive
                                         Officer, Principal
                                         Financial Officer


               By: /s/   ANTHONY P. CIPOLLONE
                     Anthony P. Cipollone, Principal Accounting
                                             Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CHRISTOPHER DAGGETT              March 20, 2000    By: /s/CHRISTOPHER DAGGETT
Office of the President                                   Christopher Daggett

MARVIN ROSEMAN                   March 20, 2000    By: /s/MARVIN ROSEMAN
Office of the President,                                  Marvin Roseman
Principal Financial Officer

RICHARD L. FRANKS                March 20, 2000    By: /s/RICHARD L. FRANKS
Vice President,                                           Richard L. Franks
General Counsel,
Assistant Secretary,


ANTHONY P. CIPOLLONE             March 20, 2000    By: /s/ANTHONY P.CIPOLLONE
Treasurer, Controller,                                    Anthony P.Cipollone
Principal Accounting Officer

G. CHRIS ANDERSEN                March 20, 2000    By: /s/G. CHRIS ANDERSEN
Director                                                  G. Chris Andersen

CHARLES R. CARSON                March 20, 2000    By: /s/CHARLES R. CARSON
Director                                                  Charles R. Carson

ROBERT J. LONGO                  March 20, 2000    By: /s/ROBERT J. LONGO
Director                                                  Robert J. Longo

PETER PETRILLO                   March 20, 2000    By: /s/PETER PETRILLO
Director                                                  Peter Petrillo

JOHN T. SHEA                     March 20, 2000    By: /s/JOHN T. SHEA
Director                                                  John T. Shea

CHRISTOPHER SMITH                March 20, 2000    By: /s/CHRISTOPHER SMITH
Director                                                  Christopher Smith



G. Chris Andersen, Charles R. Carson, Robert J. Longo, Peter
Petrillo, John T. Shea and Christopher Smith constitute a majority of the members of the Registrant's Board of Directors.