Form 10QSB
period 1999-07-31
COMPOST AMERICA HOLDING CO INC
filed 2000-03-21
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 1999

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


One Gateway Center, 25th floor  Newark, New Jersey 07102
--------------------------------------------- ---------------
(Address of Principal Executive Offices)       (Zip Code)

Issuers's telephone number, including area code: (973) 297-5400


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
    ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock -  55,452,489 shares outstanding
                    as at January 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes_____  No  X
            ---

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

                           CONSOLIDATED BALANCE SHEET
                                  July 31, 1999
                                   (Unaudited)


                                     ASSETS

Current assets
 Cash and cash equivalents                                          $  1,378,398
 Accounts receivable, net of allowance for
  doubtful accounts of $117,422                                        4,790,633
 Prepaid expenses and other assets                                       657,711
                                                                    ------------

  Total current assets                                                 6,826,742
                                                                    ------------

Property, plant and equipment, net                                    21,955,944
                                                                    ------------

Other assets
 Customer contract rights, net                                        26,070,704
 Other intangible assets, net                                          1,141,510
 Other assets                                                             73,441
                                                                    ------------

  Total other assets                                                  27,285,655
                                                                    ------------

                                                                    $ 56,068,341
                                                                    ============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Short-term debt                                                    $    532,515
 Long-term debt, current portion                                      18,905,024
 Due to related parties                                               10,084,149
 Accounts payable                                                      4,496,427
 Accrued expenses                                                      4,610,027
                                                                    ------------

  Total current liabilities                                           38,628,142
                                                                    ------------

Long-term debt                                                         6,639,976



          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

Redeemable Preferred and Common stock, no par value
 Series A, 169,000 shares authorized, issued,
 and outstanding (liquidation value of $17,688,700)                $  7,035,416

 Series B, 400,000 shares authorized, issued,
 and outstanding (liquidation value of $1,240,000)                    1,240,000

 Series C, 91,000 shares authorized, issued,
 and outstanding (liqiuidation value of $11,989,562)                  4,209,772

 Series D, 8,771 shares authorized, issued,
 and outstanding (liquidation value of $877,100)                        371,530

 Redeemable common stock, no par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                    1,770,836
                                                                   ------------

  Total redeemable Preferred and Common stock                        14,627,554
                                                                   ------------

Stockholders' deficiency
 Preferred stock, no par value; 25,000,000 shares authorized
 Preferred series B Convertible, 5,000,000 shares authorized;
  1,000 shares issued and outstanding                                     2,500
 Common stock no par value; 100,000,000 shares authorized;
  47,721,312 shares issued and outstanding                           41,587,214
 Additional paid-in capital                                          14,127,222
 Common stock to be issued, no par value; 1,853,843
  shares issued and outstanding                                         788,700
 Accumulated deficit                                                (56,974,217)
 Deferred compensation                                               (1,933,750)
 Treasury stock, 1,150,000 common shares, at cost                    (1,425,000)
                                                                   ------------

  Total stockholders' deficiency                                     (3,827,331)
                                                                   ------------

                                                                   $ 56,068,341
                                                                   ============

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended July 31,
                                                      1999           1998
                                                  -------------   -------------

Revenues                                           $  6,445,462    $  5,650,263
                                                  -------------   -------------
Costs and expenses
 Operating                                            4,424,540       4,153,964
 Selling, general and administrative                  1,320,647       2,059,454
 Depreciation and amortization                        1,244,818       1,121,353
 Compensation for stock options                         148,750         148,750
                                                  -------------   -------------
                                                      7,138,755       7,483,521
                                                  -------------   -------------
Operating loss                                         (693,293)     (1,833,258)

Other income (expense)
 Interest expense                                    (1,587,502)       (993,601)
 Interest income                                        719,970
 Loss in equity in joint venture                                        (13,250)
                                                  -------------   -------------
Loss before income tax expense                       (1,560,825)     (2,840,109)

Income tax (expense) benefit                           (146,385)        920,458
                                                  -------------   -------------
Net loss                                             (1,707,210)     (1,919,651)

Preferred stock dividends                              (312,597)       (500,099)

Accretion on preferred stock                           (682,491)       (587,408)
                                                  -------------   -------------
Net loss applicable to common stockholders         $ (2,702,298)   $ (3,007,158)
                                                  =============   =============
Net loss per common share
 Basic                                             $      (0.06)   $      (0.07)
                                                  =============   =============
 Diluted                                           $      (0.06)   $      (0.07)
                                                  =============   =============










          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended July 31,
                                                                           1999                  1998
                                                                       ------------          ------------
OPERATING ACTIVITIES:
 Net loss                                                            $(1,707,210)          $(1,919,651)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization                                                           677,333             1,238,972
  Depreciation                                                           567,485
  Deferred compensation                                                  148,750               148,750
  Deferred income taxes                                                                       (920,458)
  Loss in equity in joint venture                                                               13,250
  Stock issued for professional services                                                       659,059
  Stock options issued for services                                                             42,993
  Non-cash interest                                                      239,055
  Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
   Restricted cash                                                                            (821,000)
   Accounts receivable, net                                              649,507            (1,238,889)
   Other assets                                                          180,968
   Prepaid expenses and other current assets                            (144,846)               71,782
   Accounts payable                                                     (543,307)              309,156
   Accrued expenses                                                     (474,129)
   Due to related parties                                                 87,500             1,215,883
                                                                    ------------          ------------
     Net cash used in operating activites                               (318,894)           (1,200,153)
                                                                    ------------          ------------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                                 (1,155,082)
                                                                    ------------          ------------
     Net cash used in investing activities                                                  (1,155,082)
                                                                    ------------          ------------
FINANCING ACTIVITIES:
 Proceeds from long-term debt                                            500,000            10,150,000
 Advances from (repayments to) related parties, net                    1,405,152            (1,498,718)
 Repayment of notes payable                                                                    (90,000)
 Repayment of long-term debt                                            (506,870)           (7,170,804)
 Proceeds from sale of Common stock, net                                                       591,900
                                                                    ------------          ------------
     Net cash provided by financing activities                         1,398,282             1,982,378
                                                                    ------------          ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,079,388              (372,857)

CASH AND CASH EQUIVALENTS, beginning of period                           299,010               388,956
                                                                    ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                             $ 1,378,398           $    16,099
                                                                    ============          ============

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended July 31,
                                                                           1999                  1998
                                                                       ------------          ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for interest                              $  1,120,730          $    197,488
                                                                       ============          ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Common stock issued for consulting services                          $     31,800          $    659,059
  Common stock issued for compost projects costs                                                   40,052
  Common stock issued for payment of liability
  Common stock issued for payment of Preferred stock dividends              312,597               500,099
  Conversion of note payable into Common stock                              362,548               152,459
  Common stock options granted on sale of common stock                                            161,205
  Common stock options granted for consulting services                                             42,993
  Accretion of Preferred stock                                              682,491               587,408
  Redemption of Series D Preferred stocks for investment
  in joint venture                                                          872,886
  Repayment of restricted project bonds payable                          91,370,763









          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  Nature of Operations

          Compost America Holding Company, Inc. (the Company), formerly known as Alcor Energy and Recycling Systems, Inc. was incorporated in New Jersey. The Company's initial business plan was to construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage into a peat moss like product with agronomic benefits. The Company's first two development projects were to be fully-enclosed composting facilities in Newark, New Jersey and Dade County, Florida. These development projects have been altered or delayed due to various situations. The Newark, New Jersey composting facility project had to be abandoned due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses which would involve using part of the land for a waste transfer station and leasing the remainder of the land. The Dade County, Florida composting facility project has been delayed due to the pending lawsuit between one of the Company's subsidiaries and the City of Miami. Management believes that the litigation will prove successful for the Company which would allow for the continuance of the development of a composting facility. If the pending litigation does not force adherence to the Company's contract with the City of Miami, other authorities will be sought after by the Company.

          The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection and Improvement Company (EPIC). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the three months ended July 31, 1999 and 1998 were generated by EPIC.


NOTE 2  - Liquidity

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 1999, the Company had a working capital deficit of $31,801,400, an accumulated deficit of $56,974,217 and a stockholders' deficiency of $3,827,331. In addition, as of July 31, 1999, the Company was not in compliance with a majority of its long-term debt agreements. In addition, the Series A and Series C Preferred stockholders have certain rights to exchange their shares of the Company's Preferred and Common stock of the Common stock of EPIC. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures. In addition, the Newark, New Jersey composting project has been abandoned due to the inability to secure the necessary permits and approvals, the inability to re-market tax free municipal bonds which were issued by The New Jersey Economic Development Authority and due to the Company's inability to secure the necessary capital to proceed. The Company is presently pursuing alternative uses for the Newark site, primarily a waste transfer station.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2  - Liquidity (Continued)

          The Company has executed a letter of intent to sell its wholly-owned subsidiary EPIC to meet its obligations, complete pending projects and continue as a going concern.

          In the event of a sale of EPIC, under the terms presently contemplated, the Series A and Series C Preferred shareholders have indicated that no portion of the Series A and Series C Preferred Stock will be redeemed. Simultaneous to the sale, the Series A and Series C Preferred shareholders will waive their right to exchange various securities for the stock of EPIC.

          There is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms if at all or that the EPIC sale will be completed in a timely manner, if at all, or on terms acceptable to the Company. If the Company is unable to secure additional financing, attain future profitable operations and complete the EPIC sale, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3 - Risk and Uncertainties:

          The Company has elements of both a development company and an operating company. The planned composting facilities are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, lack of market recognition for its products and the need to develop new banking and financial relationships. The Company has not yet demonstrated an ability to profitably operate any in-vessel compost facilities, nor a transfer station, including those of the type proposed to be built by the Company.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4  - Basis of Presentation

          The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion or management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's form 10-KSB for the year ended April 30, 1999. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


NOTE 5  - Net Loss Per Common Share

          Earnings (loss) per common shares is based on the weighted average number of common shares outstanding.

          The Company complies with Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

          The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:



                                                                          Three Months Ended July 31,
                                                                           1999                 1998
                                                                       ------------         ------------
Cumulative net loss applicable to Common
 stockholders per statements of operations                             $(2,702,298)         $(3,007,158)

Preferred stock dividends not declared                                    (182,000)            (453,753)
                                                                       -----------          -----------
Net loss available for Common stockholders used for
  basic and diluted net loss per Common share                          $(2,884,298)          (3,460,911)
                                                                       ===========          ===========

Weighted average Common shares outstanding
  during year                                                           48,615,547           40,750,957

Dilutive effect of Common stock to be issued for
  cumulative preferred stock dividends not declared                      1,356,203              150,249
                                                                       -----------          -----------
Weighted average Common and Common equivalent
  shares used for basic and diluted net loss per
  Common share                                                          49,971,750           40,901,206
                                                                       ===========          ===========

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6  - Long-Term Debt

          In June 1999, the Company issued a note payable of $500,000. The note payable bears interest at 10% per annum and is payable upon the sale of EPIC. In the event that the EPIC sale is not consummated, the note is collateralized by the Miami property.


NOTE 7  - Restricted Project Bonds Payable

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


NOTE 8  - Redeemable Preferred Stock

          In July 1999, the holders of Series D Preferred (i) provided $225,000 to the Company; (ii) exchanged 8,729 shares of their Series D Preferred Stock in the Company for the Company's 28.72% equity interest in American Marine Rail, LLC (AMR); and (iii) gave up their AMR Option as discussed in Section 9 of the Series D Certificates of Designation. The holders of Series D Preferred then granted an option to the Company, which option expires on March 31, 2000, to repurchase the 28.72% equity interest in AMR for a cash payment of $1,750,000, less any future payments made to AMR by the Company, up to $400,000.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9  - Related Party Transactions

          The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:

                                                                       Three Months Ended July 31,
                                                                         1999              1998
                                                                      ----------        ----------
Interest expense on advances:
 VRH Construction Corporation                                         $  143,163        $  130,148
 Select Acquisitions, Inc.                                                 6,031               401
 Foundation Systems, Inc.                                                  2,764             1,834
 President of the Company                                                  2,540               550
 President of EPIC                                                         8,600            28,675
 Wasteco                                                                  29,624
Construction cost to Resource Reclamation,
 Inc. and Ouster Corporation capitalized in
 construction in progress                                                                  500,000
Fees paid to Resource Reclamation, Inc. and
 Ouster Corporation                                                      300,000
Fees related to personal guarantee to
 President of EPIC                                                        50,000           250,000
Deferred officers' salaries                                               35,000           106,875
Advances from former President                                                              85,000
Advances from President of EPIC                                          360,000
Advances from Wasteco                                                  1,250,000
Repayment of advances from President of EPIC                              50,000         1,676,189
Repayment of advances from former President                               20,223
Repayment of advances from Select Acquisitions, Inc.                       4,979
Repayment of advances from VRH                                            75,000


NOTE 10 - Contingencies

          The Company, along with the Company's wholly-owned subsidiary, EPIC and the Company's former President, have been named as defendants in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by unrelated parties (the "Plaintiffs"). In the action, the Plaintiffs seek recovery of approximately $3 million claimed due under a consulting agreement and amendments thereto (the "Agreement"), together with interest, attorneys' fees and costs of suit and related relief. The Plaintiffs' claims are based upon breach of contract, fraud, misrepresentation and quantum meruit. The Plaintiffs claim that the Agreement, executed on the Company's behalf by its former President, entitles the Plaintiffs to a "success fee" in the amount claimed due, arising from the performance by EPIC of a 15 year municipal waste disposal contract with the City of New York. In December 1999, the Company reached a tentative settlement (see Note
          11).

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Contingencies (Continued)

          The Company has been named as a defendant in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by its former President. The former President seeks (i) damages for alleged accrued salary of $1.5 million under an employment agreement with interest and loans claimed due from the Company of approximately $265,000 with interest, (ii) the award of 930,000 "replacement shares" of the Company's stock, (iii) an accounting for the disbursement of Company funds during the period January 1, 1999 to present, (iv) damages resulting from the Company's alleged bad faith in dealing with the former President and (v) related relief. At July 31, 1999, the Company has recorded approximately $1,066,000 in connection with item
          (i), which consists primarily of his compensation through July 31, 1999.

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

          At July 31, 1999, the Company has recorded approximately $182,000 in notes and accrued interest to Select.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - Commitments and Other Contingencies (Continued)

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

          During the year ended April 30, 1999, Select transferred 800,000 shares of its proprietary holdings of Common stock on behalf of the Company to certain parties (including 665,000 shares to an affiliate of the $10.5 million noteholder. These shares were reimbursed to Select during the year ended April 30, 1999.

          As a result of the Company's deteriorated financial condition, the Company is the subject of several other threatened, and certain actual, legal actions for nonpayment of obligations. The ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the accompanying consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the accompanying consolidated financial statements.

NOTE 11 - Subsequent Events

          In August 1999, the Company's former President was terminated from all duties pursuant to his May 1, 1999 Second Amendment to Employment Contract. In November 1999, the former President filed suit in the Superior Court of New Jersey, Law Division, Essex Vicinage seeking damages and notifying the Company that there is a dispute as to his termination for cause (see Note 10).

          In August 1999, the Company and EPIC signed a letter of intent with an unrelated party to sell EPIC.

          In November 1999, EPIC received waiver on all current defaults of a certain debt obligation.

          In December 1999, the Series A Preferred shareholders signed an agreement stating that prior to May 2000 they will not exercise their EIPC option to the extent that such exercise would result in, or increase, a stockholders' deficiency after giving effect to the transaction.

          In December 1999, the Company settled an action brought against it by unrelated parties for $853,000 to be made in a lump sum payment upon the earlier of the sale of EPIC or March 31, 2000.

          In December 1999, the Company entered into a Modification of Contract and Settlement Agreement with RRS whereby the Company will pay RRS $425,000 to terminate certain provisions made in the previous contract which relates to future services RRS was to provide to the Company.

          Since April 30, 1999, the Company has received loans aggregating approximately $3.7 million from shareholders and existing creditors. Additionally, since April 30, 1999, the Company has issued approximately 8.5 million shares of its Common stock primarily for payment of dividends on Preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended April 30, 1999 (the "Form 10-KSB"). This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

    The information set forth and discussed below for the three months ended July 31, 1999 and 1998 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended July 31, 1999 may not be indicative of results expected during the other quarters or for the entire fiscal year ended April 30, 2000.

RESULTS OF OPERATIONS

    For the quarter ended July 31, 1999, total revenues were $6,445,462 compared to $5,650,263 for the quarter ended July 31, 1998, an increase of $795,199. The increase is attributable to the sales by the Company's wholly owned subsidiary, Environmental Protection & Improvement Company. Inc. (`EPIC'), which was acquired on November 3, 1997.

    For the quarter ended July 31, 1999 total costs and expenses were $7,138,755 compared to $7,483,521 for the quarter ended July 31, 1998, a decrease of $344,766. The decrease in total costs and expenses consists of a decrease in selling, general and administrative expenses of $738,807, offset by increases in operating expenses of $270,576 and depreciation and amortization expense of $123,465. The increases in operating expenses and depreciation and amortization and compensation for stock options are attributable to the increased sales and activities of EPIC. The decrease in selling, general and administrative expenses was due primarily to a reduction in the costs associated with projects now abandoned.

    Net interest expense for the quarter ended July 31, 1999 was $867,532,a decrease of $126,069 from the quarter ended July 31, 1998. Net interest expense for the quarter ended July 31, 1999 decreased due to notes which were converted into common stock of the Company, and the amortization of deferred finance costs associated with the Newark bond which previously had been charged to interest expense. These costs were fully expensed as of June 1999. The Company's long term debt obligations (including amounts due to related parties) as of July 31, 1999 were $35,629,149 as compared to $26,303,565 as of July 31, 1998. This increase of $9,325,584 is due primarily to the loan of an additional $10,500,000 made in November 1998.

         The Company recorded an Income Tax expense of $146,385 for the quarter ended July 31, 1999 as compared to an income tax benefit of $920,458 for the quarter ended July 31, 1998. The income tax expense primarily is the result of EPIC having state taxable income. Certain items that are deductible for financial statement reporting are not deductible for income tax reporting. The Company files consolidated Federal Tax Returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the quarter ended July 31, 1999. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At July 31, 1999, the Company has significant net operating loss carry-forwards in excess of $46,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

     During the quarter ended July 31 1999, the Company recorded $312,597 in dividends, payable in common stock, relating to its issued redeemable Preferred Stock, as compared to $500,099 for the quarter ended July 31, 1998. The decrease of $187,502 primarily is due to the partial conversion of Preferred Series D Stock for the Company's ownership of an interest in American Marine Rail, LLC (`AMR'). During the quarter ended July 31, 1999 the Company also recorded accretion on its Preferred Stock of $682,491 related to a mandatory redemption feature,as compared to $587,408 for the quarter ended July 31, 1998. This increase of $95,083 is due to the normal process of accretion to redemption value of the Redeemable Preferred Stock.

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



LIQUIDITY AND CAPITAL RESOURCES.

    As of July 31, 1999, the Company has cash and cash equivalents of $1,378,398, a working capital deficit of $31,801,400 and an accumulated deficit of $56,974,217. Included in the working capital deficit is $18,905,024 for the current portion of long term debt and $10,084,149 for amounts due to related parties. Since April 30, 1999, the Company has defaulted on substantially all of its obligations, but has received extensions for the original maturity terms to dates after April 30, 1999 on several accounts payable, accrued expenses and debt obligations, primary amounts due to related parties, who are also stockholders of the Company, and such extended terms are reflected in the financial statements. In addition, the Company has incurred losses since in its inception and is subject to those risks associated with the companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

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

    During the quarter ended July 31, 1999 the net cash used in operating activities was $318,894 as compared with cash used in operating activities in the prior year period of $1,200,153. This decrease in cash used in operating activities for July 31, 1999 as compared with July 31,1998 is primarily due to the decrease in accounts receivables and other assets of $649,507 and $180,968 respectively, which favorably impacted cash flow in the period.

    For the quarter ended July 31, 1999 the Company made no cash purchases of property, plant and equipment. During the quarter ended July 31, 1998 the Company utilized cash for purchases of property, plant and equipment of $1,155,082. These purchases were primarily related to capital expenditures for the Company's composting projects in progress and for the EPIC subsidiary.

    During the quarter ended July 31, 1999 the Company received net cash from financing activities of $1,398,282, as compared to $1,982,378 for the quarter ended July 31, 1998. The cash was received from proceeds from long-term debt of $500,000 and net advances from related parties of $1,405,152, less $506,870 used for the repayment of long-term debt.

    Historically, the Company has satisfied its capital expenditures, working capital and its acquisition needs primarily through private placements of debt and equity securities, equipment lease financing and loans from related parties. The Company has used, and believes that it will likely continue using amounts in excess of the cash generated from operations to fund the growth components of its business including acquisitions and ongoing operating expenses. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules.

The Company presently is negotiating for the sale of its subsidiary EPIC. If successful, the proceeds from this sale, combined with additional loans, should enable the Company the continue operations while developing a waste-related project in Newark.

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

                           PART II - OTHER INFORMATION


Item 1. - Legal Proceedings                               None not Previously
                                                          Reported

Item 2. - Changes in Securities and Use of Proceeds


                  (a)      None

                  (b)      None

                  (c) During the fiscal quarter ended July 31, 1999, the Company issued 1,318,301 shares of its common stock as follows:

Date              # of Shares               Issued To                For                  Price
----              -----------               ---------                ---                  -----
05/10/99            405,000                 noteholder               conversion of note   $0.40/share
05/13/99             40,100                 two investors            dividend             $0.50/share
05/20/99             57,000                 one consultant           services             $0.56/share
05/21/99            120,000                 three noteholders        interest             $0.44/share
06/14/99             15,000                 consultant               services             $0.39/share
07/02/99            162,791                 one investor             dividend             $0.43/share
07/21/99            518,410                 noteholder               conversion of note   $0.50/share

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

                  (d)  Not Applicable


Item 3. - Defaults Upon Senior Securities                               None

Item 4. - Submission of Matters to a Vote of Security Holders
                                                                        None

Item 5. - Other Information                                             None

Item 6. - (a) Exhibits                                                  None

          (b) Reports on Form 8-K

              1. A report on Form 8-K dated May 15, 1999 was filed on May 27, 1999 to report on a significant number of lawsuits brought against the Company.

              2. A report on Form 8-K dated June 2, 1999 was filed on June 11, 1999 to report on the Company's decision not to remarket its $90,000,000 of NJEDA Solid Waste Disposal Facility Revenue Bonds, but instead to use the escrowed proceeds of the bond sale to retire the bonds, and to explore alternative uses for the Company's Newark, New Jersey property.

              3. A report on Form 8-K dated June 17, 1999 was filed on June 24, 1999 to report on the Company's decision to create a vacancy in the position of Chairman of the Board and to reduce the Office of the President down to two persons, Christopher J. Daggett and Marvin H. Roseman.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               COMPOST AMERICA HOLDING COMPANY, INC.
March 20, 2000                      (Registrant)




                                    By  /s/ Marvin Roseman
                                        -----------------------------------
                                        Marvin Roseman, Co-Principal
                                        Executive Officer, Principal
                                        Financial Officer



                                    By   /s/ Anthony P. Cipollone
                                         ----------------------------------
                                         Anthony P. Cipollone, Controller,
                                         Principal Accounting Officer