Form 10QSB
period 1999-10-31
COMPOST AMERICA HOLDING CO INC
filed 2000-03-21
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 1999

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

                           CONSOLIDATED BALANCE SHEET
                                October 31, 1999
                                   (Unaudited)


                                     ASSETS

Current assets
 Cash and cash equivalents                                          $    627,121
 Accounts receivable, net of allowance for
  doubtful accounts of $117,422                                        6,679,753
 Prepaid expenses and other assets                                     1,137,016
                                                                    ------------
  Total current assets                                                 8,443,890
                                                                    ------------
Property, plant and equipment, net                                    21,577,755
                                                                    ------------
Other assets
 Customer contract rights, net                                        25,574,407
 Other intangible assets, net                                          1,133,020
 Other assets                                                             91,933
                                                                    ------------
  Total other assets                                                  26,799,360
                                                                    ------------
                                                                    $ 56,821,005
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Short-term debt                                                    $    553,848
 Long-term debt, current portion                                      19,730,219
 Due to related parties                                                9,963,321
 Accounts payable                                                      6,472,671
 Accrued expenses                                                      4,470,156
                                                                    ------------
  Total current liabilities                                           41,190,215
                                                                    ------------
Long-term debt                                                         6,182,642










          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                October 31, 1999
                                   (Unaudited)


                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)


Redeemable Preferred and Common stock, no par value
 Series A, 169,000 shares authorized, issued,
 and outstanding (liquidation value of $17,155,000)                 $ 7,335,559

 Series B, 400,000 shares authorized, issued,
 and outstanding (liquidation value of $1,240,000)                    1,240,000

 Series C, 91,000 shares authorized, issued,
 and outstanding (liqiuidation value of $12,171,562)                  4,611,316

 Series D, 8,771 shares authorized, issued,
 and outstanding (liquidation value of $877,100)                        387,018

 Redeemable common stock, no par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                    1,770,836
                                                                  -------------
  Total redeemable Preferred and Common stock                        15,344,729
                                                                  =============
Stockholders' equity (deficit)
 Preferred stock, no par value; 25,000,000 shares authorized Preferred series B Convertible, 5,000,000 shares authorized;
  1,000 shares issued and outstanding                                     2,500
 Common stock no par value; 100,000,000 shares authorized;
  55,397,114 shares issued and outstanding                           45,005,321
 Additional paid-in capital                                          14,127,222
 Common stock to be issued, no par value; 1,275,000 shares
  issued and outstanding                                                255,000
 Accumulated deficit                                                (62,076,624)
 Deferred compensation                                               (1,785,000)
 Treasury stock, 1,150,000 common shares, at cost                    (1,425,000)
                                                                  -------------
  Total stockholders' capital                                        (5,896,531)
                                                                  -------------
                                                                   $ 56,821,005
                                                                  =============








          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                         October 31,                     October 31,
                                                    1999            1998            1999              1998
                                              -------------    -------------    -------------    -------------
Revenues                                      $  7,020,402     $  6,091,272     $ 13,465,864     $ 11,741,535
                                              -------------    -------------    -------------    -------------
Cost and expenses
 Operating                                       4,929,893        4,043,426        9,354,433        8,197,390
 Selling, general and administrative             1,523,397        3,053,014        2,844,044        5,112,468
 Depreciation and amortization                   1,079,329        1,112,124        2,324,147        2,233,477
 Compensation for stock options                    148,750          148,750          297,500          297,500
                                              -------------    -------------    -------------    -------------
                                                 7,681,369        8,357,314       14,820,124       15,840,835
                                              -------------    -------------    -------------    -------------
Operating loss                                    (660,967)      (2,266,042)      (1,354,260)      (4,099,300)
                                              -------------    -------------    -------------    -------------
Other income (expense)
 Interest expense                                 (859,304)        (897,778)      (2,446,806)      (1,891,379)
 Interest income                                                                      719,970
 Loss in equity in joint venture                                    (12,300)                          (25,550)
                                              -------------    -------------    -------------    -------------
Loss before income tax (expense)
 benefit                                        (1,520,271)      (3,176,120)      (3,081,096)      (6,016,229)

Income tax (expense) benefit                          (339)         709,787         (146,724)       1,630,245
                                              =============    =============    =============    =============
Net loss                                        (1,520,610)      (2,466,333)      (3,227,820)      (4,385,984)

Preferred stock dividends                       (2,864,622)        (384,371)      (3,177,219)        (884,470)

Accretion on preferred stock                      (717,175)        (616,816)      (1,399,666)      (1,204,224)
                                              -------------    -------------    -------------    -------------
Net loss available to common
 stockholders                                 $ (5,102,407)    $ (3,467,520)    $ (7,804,705)    $ (6,474,678)
                                              =============    =============    =============    =============
Net loss per common share
 Basic                                        $      (0.10)    $      (0.09)    $      (0.16)    $      (0.17)
                                              =============    =============    =============    =============
 Diluted                                      $      (0.10)    $      (0.09)    $      (0.16)    $      (0.17)
                                              =============    =============    =============    =============

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Six Months Ended October 31,
                                                                              1999                   1998
                                                                          -------------         -------------
OPERATING ACTIVITIES:
 Net loss                                                                  $ (3,227,820)         $ (4,385,984)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
  Amortization                                                                1,182,120             2,475,081
  Depreciation                                                                1,142,027
  Deferred compensation                                                         297,500               297,500
  Deferred income taxes                                                                            (1,630,245)
  Loss in equity in joint venture                                                                      25,550
  Stock issued for professional services                                         15,081             2,302,618
  Stock options issued for services                                                                    53,883
  Settlement of note payable
  Non-cash interest                                                             314,416
  Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
   Restricted cash                                                                                   (561,000)
   Accounts receivable, net                                                  (1,239,613)           (1,608,999)
   Other assets                                                                 162,476
   Prepaid expenses and other current assets                                   (624,151)               58,722
   Accounts payable                                                           1,432,937             1,724,832
   Accrued expenses                                                            (614,000)
   Due to related parties                                                        87,500               897,303
                                                                          -------------         -------------
    Net cash used in operating activites                                     (1,071,527)             (350,739)
                                                                          -------------         -------------
INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                    (196,353)           (2,113,152)
                                                                          -------------         -------------
    Net cash used in investing activities                                      (196,353)           (2,113,152)
                                                                          -------------         -------------
FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                 1,500,000            10,450,000
 Advances from (repayments to) related parties, net                           1,235,000              (628,718)
 Repayment of notes payable                                                                           (90,000)
 Repayment of long-term debt                                                 (1,139,009)           (7,441,626)
 Proceeds from sale of Common stock, net                                                              782,101
                                                                          -------------         -------------
    Net cash provided by financing activities                                 1,595,991             3,071,757
                                                                          -------------         -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       328,111               607,866

CASH AND CASH EQUIVALENTS, beginning of period                                  299,010               388,956
                                                                          -------------         -------------
CASH AND CASH EQUIVALENTS, end of period                                   $    627,121          $    996,822
                                                                          =============         =============






          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                              Six Months Ended October 31,
                                                                              1999                   1998
                                                                          -------------         -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION,
 cash paid during the period for interest                                 $   1,323,921         $     436,852
                                                                          =============         =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Common stock issued for consulting services                                    31,800             2,302,618
  Common stock issued for compost projects costs                                                      207,436
  Common stock issued for payment of liability
  Common stock issued for Preferred stock dividends                           3,177,219               733,658
  Conversion of not payable into Common stock                                   362,548               152,459
  Common stock options granted on sale of Common stock                                                161,619
  Common stock options granted for consulting services                                                 53,883
  Accretion of Preferred stock                                                1,399,666               884,470
  Redemption of Series D Preferred stock
  for investment in joint venture                                               872,886
  Repayment of restricted project bonds payable                              91,370,763










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

              The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection and Improvement Company (EPIC). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the years ended October 31, 1999 and 1998 were generated by EPIC.


NOTE 2 -      Liquidity

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 1999, the Company had a working capital deficit of $32,746,325, an accumulated deficit of $62,076,624 and a stockholders' deficiency of $5,896,581. In addition, as of October 31, 1999, the Company was not in compliance with a majority of its long-term debt agreements. In addition, the Series A and Series C Preferred stockholders have certain rights to exchange their shares of the Company's Preferred and Common stock of the Common stock of EPIC. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures. In addition, the Newark, New Jersey composting project has been abandoned due to the inability to secure the necessary permits and approvals, the inability to re-market tax free municipal bonds which were issued by The New Jersey Economic Development Authority and due to the Company's inability to secure the necessary capital to proceed. The Company is presently pursuing alternative uses for the Newark site, primarily a waste transfer station.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 -      Liquidity (Continued)

              In August 1999, the Company has executed a letter of intent to sell its wholly-owned subsidiary EPIC to meet its obligations, complete pending projects and continue as a going concern.

              In the event of a sale of EPIC, under the terms presently contemplated, the Series A and Series C Preferred shareholders have indicated that no portion of the Series A and Series C Preferred Stock will be redeemed. Simultaneous to the sale, the Series A and Series C Preferred shareholders will waive their right to exchange various securities for the stock of EPIC.

              There is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms if at all or that the EPIC sale will be completed in a timely manner, if at all, or on terms acceptable to the Company. If the Company is unable to secure additional financing, attain future profitable operations, and complete the EPIC sale, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                                                 Three Months Ended                   Six Months Ended
                                                     October 31,                         October 31,
                                           -------------------------------     ------------------------------
                                               1999              1998              1999              1998
                                           -------------     -------------     -------------     ------------
Net loss available for Common
 stockholders per statements
 of operations                             $ (5,102,407)     $ (3,467,520)     $ (7,804,705)     $ (6,474,678)

Preferred stock dividends
 not declared                                  (182,000)         (458,740)         (364,000)         (912,493)
                                           ------------      ------------      ------------      ------------

Net loss available for Common
 stockholders used for basic
 and diluted net loss per
 Common share                              $ (5,284,407)     $ (3,926,260)     $ (8,168,705)     $ (7,387,171)
                                           ============      ============      ============      ============

Weighted average Common
 shares outstanding during
 period                                      52,335,406        43,135,600        51,676,255        41,943,279

Dilutive effect of Common
 stock to be issued for
 Preferred stock dividends
 not declared                                 1,564,422           194,926         1,066,782           345,175
                                           ------------      ------------      ------------      ------------

Weighted average Common
 and Common equivalent shares
 used for basic and diluted
 net loss per Common share                   53,899,828        43,330,526        52,743,037        42,288,454
                                           ============      ============      ============      ============


             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 -      Long-term Debt

              Through October 31, 1999, the Company has issued notes payable to a certain party aggregating $1,500,000. The notes payable bear interest at 10% and are due upon the sale of EPIC In the event that the EPIC sale is not consummated, the note is collateralized by the Miami property.


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


NOTE 8 -      Redeemable Preferred Stock

              In July 1999, the holders of Series D Preferred (i) provided $225,000 to the Company; (ii) exchanged 8,729 shares of their Series D Preferred Stock in the Company for the Company's 28.72% equity interest in American Marine Rail, LLC (AMR); and (iii) gave up their AMR Option as discussed in Section 9 of the Series D Certificates of Designation. The holders of Series D Preferred then granted an option to the Company, which option expires on March 31, 2000, to repurchase the 28.72% equity interest in AMR for a cash payment of $1,750,000, less any future payments made to AMR by the Company, up to $400,000. As of October 31, 1999, the Company has advanced $29,173 to AMR.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 -      Related Party Transactions

              The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:


                                                       October 31,                        October 31,
                                              ---------------------------         ---------------------------
                                                1999              1998              1999              1998
                                              ---------         ---------         ---------         ---------
Interest expense on advances:
 VRH Construction Corporation                 $ 143,163         $ 130,148         $ 286,326         $ 260,296
 Select Acquisitons, Inc.                         6,032             1,028            12,063             1,429
 Foundation Systems, Inc.                         2,894             2,250             5,658             4,084
 President of the Company                         2,735             3,585             5,275             4,135
 President of EPIC                                9,000                              17,600            28,675
 Wasteco                                         30,890                              60,514
Construction cost to Resource
 Reclamation, Inc. and Ouster
 Corporation capitalized in
 construction in progress                                         505,000                           1,005,000
Fees to Ouster                                                                      300,000
Value of Common stock granted as
 reimbursement to Select Acquisitions,
 Inc.                                                             755,000                             755,000
Fees related to personal guarantee
 to President of EPIC
 period                                          76,784           225,000           126,784           475,000
Salary deferred to due to related parties
 account for two officers                                         106,875            35,000           213,750
Advances from President of the
 Company                                                           36,000                             121,000
Advances from President of EPIC                                                     360,000
Repayment of advances from VRH                                                       75,000
Advances from Wasteco                                             125,000         1,250,000
Repayment of advances from
 President of EPIC                                                 36,000                           1,676,189



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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -     Contingencies (Continued)

              The Company has been named as a defendant in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by its former President. The former President seeks (i) damages for alleged accrued salary of $1.5 million under an employment agreement with interest and loans claimed due from the Company of approximately $265,000 with interest, (ii) the award of 930,000 "replacement shares" of the Company's stock, (iii) an accounting for the disbursement of Company funds during the period January 1, 1999 to present, (iv) damages resulting from the Company's alleged bad faith in dealing with the former President and (v) related relief. At October 31, 1999, the Company has recorded approximately $1,066,000 in connection with item (i), which consists primarily of his compensation through October 31, 1999.

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

              At October 31, 1999, the Company has recorded approximately $188,000 in notes and accrued interest to Select.

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

         The information set forth and discussed below for the three and six months ended October 31, 1999 and 1998 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the three and six months ended October 31, 1999 may not be indicative of results expected during the other quarters or for the entire fiscal year ended April 30, 2000.

RESULTS OF OPERATIONS


THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998

     For the three months ended October 31, 1999, total revenues were $7,020,402 compared to $6,091,272 for the three months ended October 31, 1998, an increase of $929,130. The increase is attributable to the revenues of the Company's wholly owned subsidiary, Environmental Protecton & Improvement Company, Inc. (`EPIC'). For the three months ended October 31, 1999 total costs and expenses were $7,681,369 compared to $8,357,314 for the three months ended October 31, 1998, a decrease of $675,945. The decrease in total costs and expenses consists primarily of a decrease in selling, general and administrative expenses of $1,529,617, offset by an increase in operating expenses of $886,467. The increase in operating expenses is attributable to the increase in revenues of EPIC. The decrease in selling, general and administrative expenses was due primarily to a reduction in the costs associated with existing projects.

     Net interest expense for the three months ended October 31, 1999 was $859,304, a decrease of $38,474 from the three months ended October 31, 1998. Net interest expense for the three months ended October 31, 1999 decreased primarily due to the amortization of deferred finance costs associated with the Newark bond which previously had been charged to interest expense. These costs were fully expensed as of June 1999.

         The Company recorded an Income Tax expense of $339 for the quarter ended October 31, 1999, as compared to an income tax benefit of $709,787 for the quarter ended October 31, 1998. The income tax expense primarily is the result of the Company's subsidiary EPIC having state taxable income. Certain items that are deductible for financial reporting are not deductible for income tax reporting. The Company files consolidated Federal Tax returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the quarter ended October 31, 1999. Management, at this time, cannot determine the probability if this income tax benefit will be realized in future periods. At October 31, 1999, the Company has significant net operating loss carry-forwards in excess of $46,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

     During the three months ended October 31 1999, the Company recorded $2,864,622 in dividends, payable in common stock, relating to its issued redeemable Preferred Stock, as compared to $384,371 for the three months ended October 31, 1998. The increase of $2,480,251 primarily is due to the payment of dividends to holders of the Company's Series C Preferred shares. During the three months ended October 31, 1999 the Company also recorded accretion on its Preferred Stock of $717,175 related to a mandatory redemption feature, as compared to $616,816 for the three months ended October 31, 1998. This increase of $100,359 is due to the normal process of accretion to redemption value of the Redeemable Preferred Stock.

SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO SIX MONTHS ENDED OCTOBER 31, 1998

     For the six months ended October 31, 1999, total revenues were $13,465,864 compared to $11,741,535 for the six months ended October 31, 1998, an increase of $1,724,329. The increases are attributable to the sales by the Company's wholly owned subsidiary, EPIC. For the six months ended October 31, 1999 total costs and expenses were $14,820,124 compared to $15,840,835 for the six months ended October 31, 1998, a decrease of $1,020,711. This decrease in total costs and expenses consists of an increase in operating expenses of $1,157,043 and a decrease in selling, general and administrative expenses of $2,268,424. The increase in operating expenses was due to the increase in revenues. The decrease in selling, general and administrative expenses was due primarily to a reduction in the cost associated with existing projects.

     Net interest expense for the six months ended October 31, 1999 was $1,726,836, a decrease of $164,543 from the six months ended October 31, 1998. Net interest expense for the six months ended October 31, 1998 decreased due to notes payable which were converted into common stock of the Company, and the amortization of deferred finance costs associated with the Newark bond which previously had been charged to interest expense. These costs were fully expensed as of June 1999. The Company's long term debt obligations (including amounts due to related parties) as of October 31, 1999 were $35,876,182 as compared to $27,202,743 as of October 31, 1998.

     During the six months ended October 31, 1999, the Company recorded $3,177,219 in dividends, payable in common stock, relating to its issued redeemable Preferred Stock, as compared to $884,470 for the six months ended October 31, 1998. The increase of $2,292,749 primarily is due to the payment of dividends to the holders of the Company's Series C Preferred shares. During the six months ended October 31, 1999 the Company also recorded accretion on its Preferred Stock of $1,399,666 related to a mandatory redemption feature, as compared to $1,204,224 for the six months ended October 31, 1998. The increase of $195,442 is due to the normal process of accretion to redemption value of the Redeemable Preferred Stock.

         The Company recorded an Income Tax expense of $146,724 for the six months ended October 31, 1999, as compared to an income tax benefit of $1,630,245 for the six months ended October 31, 1998. The income tax expense primarily is the result of the Company's subsidiary EPIC having state taxable income. Certain items that are deductible for financial reporting are not deductible for income tax reporting. The Company files consolidated Federal Tax returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the six months ended October 31, 1999. Management, at this time, cannot determine the probability if this income tax benefit will be realized in future periods. At October 31, 1999, the Company has significant net operating loss carry-forwards in excess of $46,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

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




LIQUIDITY AND CAPITAL RESOURCES.

     As of October 31, 1999, the Company has cash and cash equivalents of $627,121 and the Company has a working capital deficit of $32,746,325 and an accumulated deficit of $62,076,624. Included in the working capital deficit is $19,730,219 for the current portion of long term debt and $9,963,321 for amounts due to related parties. In addition, the Company has incurred losses since in its inception and is subject to those risks associated with the companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

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

     During the six months ended October 31, 1999 the net cash used in operating activities was $1,071,527 as compared with cash used in operating activities in the prior year period of $350,739. The increase in cash used in operating activities for October 31, 1999 as compared with October 31, 1998 is primarily due to the Company's increased costs attributable to payroll, legal and consulting expenses, thus using available cash to pay operating expenses, as opposed to development costs.

     During the six months ended October 31, 1999 the Company utilized cash for purchases of property, plant and equipment of $196,353, as compared to purchases of $2,113,152 during the six months ended October 31, 1998. The decrease of $1,916,799 primarily is due to the inactive status of the Company's development projects during this period.

     During the six months ended October 31, 1999 the Company received net cash from financing activities of $1,595,991. The cash was received from the net proceeds from long term debt obligations of $360,991 (gross proceeds of $1,500,000 net of repayments of $1,139,009) and net advances from related parties of $1,235,000.

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

                           PART II - OTHER INFORMATION



Item 1. - Legal Proceedings                                None not Previously
                                                           Reported

Item 2. - Changes in Securities and Use of Proceeds


                  (a)      None

                  (b)      None

                  (c) During the fiscal quarter ended October 31, 1999, the Company issued 6,123,416 shares of its common stock as follows:


Date         # of Shares        Issued To             For           Price
----         -----------        ---------             ---           -----
08/09/99     1,572,093          two investors         dividend      $0.43/share
08/09/99     4,471,323          two investors         dividend      $0.61/share
08/09/99        50,000          consultant            services      $0.26/share
10/29/99        30,000          three noteholders     extension     $0.19/share


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

                  (d)  Not Applicable


Item 3. - Defaults Upon Senior Securities                             None

Item 4. - Submission of Matters to a Vote of Security Holders
                                                                      None

Item 5. - Other Information                                           None

Item 6. - (a) Exhibits                                                None

                  (b) Reports on Form 8-K

                           1. A report on Form 8-K dated August 24, 1999 was filed on September 7, 1999 to report that the Company's Board of Directors (1) had accepted the resignation of Goldman, Sachs & Co. from its role as financial advisor and underwriter to the Company, and
                                    (2) had voted to terminate for cause
                                    the Second Amended Employment Agreement of
                                    Roger E. Tuttle.

                           2. A report on Form 8-K dated September 8, 1999 was filed on September 14, 1999 to report that Arthur Andersen LLP, Certified Public Accountants had resigned as the Company's independent public accountants, and that the Company had engaged Rothstein, Kass & Company, P.C. as its new independent public accountants. An amendment to this report on Form 8-K, prepared on Form 8-K/A, was filed on September 23, 1999 filing the letter from Arthur Andersen LLP required by Section 304 of Regulation S-B.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               COMPOST AMERICA HOLDING COMPANY, INC.
March 20, 2000                      (Registrant)


                                    By   /s/ Marvin Roseman
                                         ------------------------
                                         Marvin Roseman, Co-Principal
                                         Executive Officer, Principal
                                         Financial Officer


                                    By   /s/ Anthony P. Cipollone
                                         ------------------------
                                         Anthony P. Cipollone, Controller,
                                         Principal Accounting Officer