Form 10QSB
period 2000-01-31
COMPOST AMERICA HOLDING CO INC
filed 2000-03-27
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2000

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange
         Act;              For the transition period from          to

                            Commission File #0-27832

                      COMPOST AMERICA HOLDING COMPANY, INC.
        ................................................................
       (Exact name of small business issuer as specified in its charter)

         New Jersey                                 22-2603175
----------------------------     ----------------------------------------------
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

1. Common Stock - 58,665,228 shares outstanding
                  as at February 29, 2000.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ----   ----

PLEASE ADDRESS ALL CORRESPONDENCE TO: Mark Gasarch, Esq.
                                      40 West 57th Street
                                      33rd  Floor
                                      New York, New York  10019

PART I - FINANCIAL INFORMATION

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                January 31, 2000
                                   (Unaudited)


                                     ASSETS

Current assets
  Cash and cash equivalents                                                         $ 1,174,252
  Accounts receivable, net of allowance for doubtful accounts of $117,422             5,251,611
  Prepaid expenses and other assets                                                   1,151,768
                                                                                    -----------
    Total current assets                                                              7,577,631
                                                                                    -----------
Property, plant and equipment, net                                                   21,154,291
                                                                                    -----------
Other assets
  Customer contract rights, net                                                      25,078,110
  Other intangible assets, net                                                        1,124,530
  Other assets                                                                           30,615
                                                                                    -----------
    Total other assets                                                               26,233,255
                                                                                    -----------
                                                                                    $54,965,177
                                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Short-term debt                                                                   $   566,192
  Long-term debt, current portion                                                    19,944,894
  Due to related parties                                                             11,148,613
  Accounts payable                                                                    5,515,702
  Accrued expenses                                                                    6,844,507
                                                                                    -----------
    Total current liabilities                                                        44,019,908
                                                                                    -----------

Long-term debt                                                                        5,706,533

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                January 31, 2000
                                   (Unaudited)


                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)


Redeemable Preferred and Common stock, no par value
 Series A, 169,000 shares authorized, issued,
  and outstanding (liquidation value of $17,576,000)               7,648,617

 Series B, 400,000 shares authorized, issued,
  and outstanding (liquidation value of $1,240,000)                1,240,000

 Series C, 91,000 shares authorized, issued,
  and outstanding (liqiuidation value of $9,464,000)               5,035,958

 Series D, 8,771 shares authorized, issued,
  and outstanding (liquidation value of $912,184)                    403,146

 Redeemable common stock, no par value; 553,386 shares issued
  and outstanding (liquidation value of $1,770,836)                1,770,836
                                                                 -----------

   Total redeemable Preferred and Common stock                    16,098,557
                                                                 -----------

Stockholders' equity (deficit)
 Preferred stock, no par value; 25,000,000 shares authorized
 Preferred series B Convertible, 5,000,000 shares authorized;
  1,000 shares issued and outstanding                                  2,500
 Common stock no par value; 100,000,000 shares authorized;
  54,898,103 shares issued and outstanding                        45,013,151
 Additional paid-in capital                                       14,127,222
 Accumulated deficit                                             (66,941,444)
 Deferred compensation                                            (1,636,250)
 Treasury stock, 1,150,000 common shares, at cost                 (1,425,000)
                                                                 -----------

   Total stockholders' capital                                   (10,859,821)
                                                                 -----------
                                                                $ 54,965,177
                                                                 ===========


          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                    Nine Months Ended
                                                    January 31,                           January 31,
                                              2000              1999                2000              1999
                                         ------------       ------------       ------------       ------------
Revenues                                 $  5,821,300       $  4,948,256       $ 19,287,164       $ 16,689,791
                                         ------------       ------------       ------------       ------------

Cost and expenses
 Operating                                  3,905,367          3,583,211         13,259,800         11,780,601
 Selling, general and administrative        2,913,309          4,724,193          5,757,353          9,836,661
 Depreciation and amortization              1,068,237            995,807          3,392,384          3,229,284
 Compensation for stock options               148,750            148,750            446,250            446,250
                                         ------------       ------------       ------------       ------------
                                            8,035,663          9,451,961         22,855,787         25,292,796
                                         ------------       ------------       ------------       ------------

Operating loss                             (2,214,363)        (4,503,705)        (3,568,623)        (8,603,005)

Other income (expense)
 Interest expense                          (1,076,506)        (2,756,566)        (3,523,312)        (6,425,445)
 Interest income                                                 781,875            719,970          2,559,375
 Loss in equity in joint venture                                 (14,750)                              (40,300)
                                         ------------       ------------       ------------       ------------

Loss before income tax (expense)
 benefit                                   (3,290,869)        (6,493,146)        (6,371,965)       (12,509,375)

Income tax (expense) benefit                                   1,697,848           (146,763)         3,328,093
                                         ------------       ------------       ------------       ------------

Net loss                                   (3,290,869)        (4,795,298)        (6,518,728)        (9,181,282)

Preferred stock dividends                    (820,084)          (676,428)        (3,997,303)        (1,560,898)

Accretion on preferred stock                 (753,828)          (647,873)        (2,153,494)        (1,852,097)
                                         ------------       ------------       ------------       ------------

Net loss available to common
 stockholders                            $ (4,864,781)      $ (6,119,599)      $(12,669,525)      $(12,594,277)
                                         ============       ============       ============       ============

Net loss per common share
 Basic                                   $       (.09)      $      (0.14)      $       (.24)      $      (0.31)
                                         ============       ============       ============       ============

Diluted                                  $       (.09)      $      (0.14)      $       (.24)      $      (0.31)
                                         ============       ============       ============       ============

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Nine Months Ended October 31,
                                                                               2000                      1999
                                                                          ------------              ------------
OPERATING ACTIVITIES:
Net loss                                                                  $ (6,518,728)             $ (9,181,282)
Adjustments to reconcile net loss to net cash
 used in operating activities:
      Depreciation and amortization                                          3,392,384                 3,229,284
      Amortization of debt discount                                                                      554,879
      Amortization of deferred financing costs                                                           888,526
      Conversion preference on note payable                                                            1,150,940
      Deferred compensation                                                    446,250                   446,250
      Deferred income taxes                                                                           (3,393,473)
      Loss in equity in joint venture                                                                     40,300
      Stock issued for professional services                                    22,911                 2,681,156
      Stock options issued for services                                                                  168,383
      Non-cash interest                                                        590,767
      Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
        Restricted cash                                                                                 (311,414)
        Accounts receivable, net                                               188,529                  (682,029)
        Prepaid expenses and other current assets                             (638,903)
        Other assets                                                           223,794                    35,718
        Accounts payable                                                       475,968                 1,552,067
        Accrued expenses                                                       685,267                  (201,090)
        Due to related parties                                                 503,785
                                                                          ------------              ------------

         Net cash used in operating activites                                 (627,976)               (3,021,785)
                                                                          ------------              ------------

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                  (336,339)               (3,262,073)
  Advances to joint venture                                                                              (68,669)
                                                                          ------------              ------------

         Net cash used in investing activities                                (336,339)               (3,330,742)
                                                                          ------------              ------------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                               1,500,000                22,077,000
  Advances from (repayments to) related parties, net                         1,740,000                (1,291,577)
  Proceeds from notes payable                                                                            500,000
  Repayment of long-term debt                                               (1,400,443)              (11,756,435)
  Repayment of notes payable                                                                             (90,000)
  Purchase of treasury shares                                                                         (3,303,675)
  Proceeds from sale of Common stock, net                                                                782,901
                                                                          ------------              ------------

         Net cash provided by financing activities                           1,839,557                 6,918,214
                                                                          ------------              ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      875,242                   565,687

CASH AND CASH EQUIVALENTS, beginning of period                                 299,010                   388,956
                                                                          ------------              ------------

CASH AND CASH EQUIVALENTS, end of period                                  $  1,174,252              $    954,643
                                                                          ============              ============

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                                 Nine Months Ended January 31,
                                                                                  2000                    1999
                                                                              -----------             -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid for interest                                                  $ 1,312,293             $   651,665
                                                                              ===========             ===========

      Cash paid for income taxes                                              $   146,763             $      --
                                                                              ===========             ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
     Common stock issued for consulting services                                   31,800               2,681,156
     Common stock issued for compost projects costs                                  --                   280,936
     Common stock issued for payment of liability                                    --                    25,000
     Common stock issued for preferred stock dividends                          2,922,219               1,410,086
     Common stock issued with debt extension                                         --                   270,000
     Conversion of notes payable into common stock                                362,548                 752,459
     Common stock options granted on sale of common stock                            --                   161,619
     Common stock options granted for consulting services                            --                   168,383
     Common stock options granted with debt issuance or extension                    --                 1,036,154
     Accretion of preferred stock                                               2,153,494               1,852,097
     Accrued dividends                                                          1,075,084                    --
     Redemption of series D preferred stock
      for investment in joint venture                                             872,886                    --
     Repayment of restricted project bonds payable                             91,370,763                    --


             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   Nature of Operations

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

          The Company was previously considered a development stage company; however, in November 1997, the Company acquired an operating business, Environmental Protection and Improvement Company (EPIC). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. Substantially all of the Company's revenues for the periods ended January 31, 2000 and 1999 were generated by EPIC.


NOTE 2.  Liquidity

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2000, the Company had a working capital deficit of $36,442,277, an accumulated deficit of $66,941,444 and a stockholders' deficiency of $10,859,821. In addition, as of January 31, 2000, the Company was not in compliance with a majority of its long-term debt agreements. In addition, the Series A and Series C Preferred stockholders have certain rights to exchange their shares of the Company's Preferred and Common stock for the Common stock of EPIC. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of Compost projects, for working capital and for capital expenditures. The Company anticipates a favorable outcome in the above mentioned litigation which could be a significant source of capital. In addition, the Newark, New Jersey composting project has been abandoned due to the inability to secure the necessary permits and approvals, the inability to re-market tax free municipal bonds which were issued by The New Jersey Economic Development Authority and due to the Company's inability to secure the necessary capital to proceed. The Company is presently pursuing alternative uses for the Newark site, primarily a waste transfer station.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   Liquidity (Continued)

          In August 1999, the Company executed a letter of intent to sell its wholly-owned subsidiary EPIC to meet its obligations, complete pending projects and continue as a going concern.

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


NOTE 4.   Basis of Presentation

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


NOTE 5.   Net Loss Per Common Share

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

                                                    Three Months Ended                    Nine Months Ended
                                                        January 31,                          January 31,
                                            ----------------------------------  --------------------------------------
                                                 2000                1999               2000                 1999
                                            ----------------  ----------------  ------------------   -----------------
          Net loss available for Common
           stockholders per statements
           of operations                       $ (4,864,781)     $ (6,119,599)      $ (12,669,525)      $ (12,594,277)

          Preferred stock dividends
           not declared                                              (458,740)                              1,371,233
                                               ------------      ------------       -------------       -------------

          Net loss available for Common
           stockholders used for basic
           and diluted net loss per
           Common share                        $ (4,864,781)     $ (6,578,339)      $ (12,669,525)      $ (11,223,044)
                                               ============      ============       =============       =============

          Weighted average Common
           shares outstanding during
           period                                55,442,440        45,766,639          52,939,968          43,217,732

          Dilutive effect of Common
           stock to be issued for
           Preferred stock dividends
           not declared                                               458,740             429,282           1,371,233
                                               ------------      ------------       -------------       -------------

          Weighted average Common
           and Common equivalent shares
           used for basic and diluted
           net loss per Common share             55,442,440        46,225,379          53,369,250          44,588,965
                                               ============      ============       =============       =============

                                      F-8

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   Long-term Debt

          Through January 31, 2000, the Company has issued notes payable to a certain party aggregating $1,500,000. The notes payable bear interest at 10% and are due upon the sale of EPIC. The note is presently secured by a subordinated lien on the EPIC stock.



NOTE 7.   Restricted Project Bonds Payable

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


NOTE 8.   Redeemable Preferred Stock

          In July 1999, the holders of Series D Preferred (i) provided $225,000 to the Company; (ii) exchanged 8,729 shares of their Series D Preferred Stock in the Company for the Company's 28.72% equity interest in American Marine Rail, LLC (AMR); and (iii) gave up their AMR Option as discussed in Section 9 of the Series D Certificates of Designation. The holders of Series D Preferred then granted an option to the Company, which option expires on March 31, 2000, to repurchase the 28.72% equity interest in AMR for a cash payment of $1,750,000, less any future payments made to AMR by the Company, up to $400,000. The Company has entered into an agreement with the holders of the Series D Preferred stock to extend the option to May 31, 2000 provided the Company moves forward with the sale of EPIC. As of March 24, 2000, the Company has advanced approximately $154,000 to AMR.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9.   Related Party Transactions

          The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:

                                                      Three Months Ended                   Nine Months Ended
                                                         January 31,                          January 31,
                                                  ---------------------------------------------------------------
                                                     2000              1999              2000              1999
                                                  ---------         ---------         ---------         ---------
       Interest expense on advances:
         VRH Construction Corporation             $ 143,164         $ 130,149         $ 429,490         $ 390,445
         Select Acquisitons, Inc.                     5,062             1,028            17,125             2,457
         Foundation Systems, Inc.                     2,994             2,250             8,652             6,334
         President of the Company                     2,437             3,884             7,712             8,019
         President of EPIC                            9,000                              26,600            28,675
         Wasteco                                     37,022                              97,536
         Construction cost to Resource
          Reclamation, Inc. and Ouster
          Corporation capitalized in
           project costs                                              620,000                           1,625,000
         Fees and settlement amounts paid to
          Resource Reclamation, Inc.                 75,000                             375,000
         Value of Common stock granted as
          reimbursement to Select Acquisitions,
          Inc.                                                                                            755,000
         Fees related to personal guarantee
          to President of EPIC                       17,947           150,000           144,731           625,000
         Salary deferred to related parties
          for two officers                                            116,250            35,000           330,000
         Advances from President of the
          Company                                                                                         121,000
         Advances from President of EPIC                                                360,000
         Repayment of advances from VRH                                                  75,000
         Advances from Wasteco                      580,000                           1,830,000
         Repayment of advances from
          President of EPIC                                                                             1,676,189

NOTE 10.  Contingencies

          The Company, along with the Company's wholly-owned subsidiary, EPIC and the Company's former President, have been named as defendants in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by unrelated parties (the "Plaintiffs"). In the action, the Plaintiffs seek recovery of approximately $3 million claimed due under a consulting agreement and amendments thereto (the "Agreement"), together with interest, attorneys' fees and costs of suit and related relief. The Plaintiffs' claims are based upon breach of contract, fraud, misrepresentation and quantum meruit. The Plaintiffs claim that the Agreement, executed on the Company's behalf by its former President, entitles the Plaintiffs to a "success fee" in the amount claimed due, arising from the performance by EPIC of a 15 year municipal waste disposal contract with the City of New York. In December 1999, the Company reached a tentative settlement (see Note
          11) whereby the Company would pay the plaintiffs $853,000 to be made in a lump sum payment on or before April 15, 2000. If the Company supplies a signed contract for the sale of EPIC, the time to make the payment will be extended to May 15, 2000. Should these conditions not be met the matter proceeds to litigation.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  Contingencies (Continued)

          The Company has been named as a defendant in the Superior Court of New Jersey, Law Division, Essex Vicinage in an action brought against it by its former President. The former President seeks (i) damages for alleged accrued salary of $1.5 million under an employment agreement with interest and loans claimed due from the Company of approximately $265,000 with interest, (ii) the award of 930,000 "replacement shares" of the Company's stock, (iii) an accounting for the disbursement of Company funds during the period January 1, 1999 to present, (iv) damages resulting from the Company's alleged bad faith in dealing with the former President and (v) related relief. At January 31, 2000, the Company has recorded approximately $1,066,000 in connection with item
          (i), which consists primarily of his compensation.

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

          At January 31, 2000, the Company has recorded approximately $192,000 in notes and accrued interest to Select.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  Contingencies (Continued)

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

NOTE 11.  Significant Events

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

NOTE 12.  Subsequent Events

          Since April 30, 1999, the Company has received loans aggregating approximately $3,840,000 from shareholders and existing creditors.

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

         The information set forth and discussed below for the three and nine months ended January 31, 2000 and 1999 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the three and nine months ended January 31, 2000 may not be indicative of results expected during the other quarters or for the entire fiscal year ended April 30, 2000.

RESULTS OF OPERATIONS


THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999

     For the three months ended January 31, 2000, total revenues were $5,821,300 compared to $4,948,256 for the three months ended January 31, 1999, an increase of $873,044. The increase is attributable to the revenues of the Company's wholly owned subsidiary, Environmental Protecton & Improvement Company, Inc. (`EPIC'). For the three months ended January 31, 2000 total costs and expenses were $8,035,663 compared to $9,451,961 for the three months ended January 31, 1999, a decrease of $1,416,298. The decrease in total costs and expenses consists primarily of a decrease in selling, general and administrative expenses of $1,810,884, offset by an increase in operating expenses of $322,157. The increase in operating expenses is attributable to the increase in revenues of EPIC. The decrease in selling, general and administrative expenses was due primarily to a reduction in the costs associated with existing projects.

     Net interest expense for the three months ended January 31, 2000 was $1,076,506, a decrease of $898,185 from the three months ended January 31, 1999. Net interest expense for the three months ended January 31, 2000 decreased primarily due to the amortization of deferred finance costs associated with the Newark bond which previously had been charged to interest expense. These costs were fully expensed as of June 1999.

         The Company recorded an Income Tax expense of $nil for the quarter ended January 31, 2000, as compared to an income tax benefit of $1,697,848 for the quarter ended January 31, 1999. The Company has not recorded any income tax benefit for the quarter ended January 31, 2000. Management, at this time, cannot determine the probability if this income tax benefit will be realized in future periods. At January 31, 2000, the Company has significant net operating loss carry-forwards in excess of $44,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

         During the three months ended January 31, 2000 the Company recorded $820,084 in dividends, payable in common stock and cash, relating to its issued redeemable Preferred Stock, as compared to $676,428 for the three months ended January 31, 1999. The increase of $143,656 primarily is due to the amount of dividends to holders of the Company's Series C Preferred shares. During the three months ended January 31, 2000 the Company also recorded accretion on its Preferred Stock of $753,828 related to a mandatory redemption feature, as compared to $647,873 for the three months ended January 31, 1999. This increase of $105,955 is due to the normal process of accretion to redemption value of the Redeemable Preferred Stock.

NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO NINE MONTHS ENDED
JANUARY 31, 1999

     For the nine months ended January 31, 2000, total revenues were $19,287,164 compared to $16,689,791 for the nine months ended January 31, 1999, an increase of $2,597,373. The increases are attributable to the sales by the Company's wholly owned subsidiary, EPIC. For the nine months ended January 31, 2000 total costs and expenses were $22,855,787 compared to $25,292,796 for the nine months ended January 31, 1999, a decrease of $2,437,009. This decrease in total costs and expenses consists of an increase in operating expenses of $1,479,200 and a decrease in selling, general and administrative expenses of $4,079,308 The increase in operating expenses was due to the increase in revenues. The decrease in selling, general and administrative expenses was due primarily to a reduction in the cost associated with existing projects.

     Net interest expense for the nine months ended January 31, 2000 was $2,803,342 compared to $3,866,070 for the nine months ended January 31, 1999 a decrease of $1,062,728. Net interest expense for the nine months ended January 31, 2000 decreased due to notes payable which were converted into common stock of the Company, and the amortization of deferred finance costs associated with the Newark bond which previously had been charged to interest expense. These costs were fully expensed as of June 1999. The Company's long term debt obligations (including amounts due to related parties) as of January 31, 2000 were $36,808,040 as compared to $29,072,141 as of January 31, 1999.

     During the nine months ended January 31, 2000, the Company recorded $3,997,303 in dividends, payable in common stock and cash, relating to its issued redeemable Preferred Stock, as compared to $1,560,898 for the nine months ended January 31, 1999. The increase of $2,436,405 primarily is due to the payment of dividends to the holders of the Company's Series C Preferred shares. During the nine months ended January 31, 2000 the Company also recorded accretion on its Preferred Stock of $2,153,494 related to a mandatory redemption feature, as compared to $1,852,097 for the nine months ended January 31, 1999. The increase of $301,397 is due to the normal process of accretion to redemption value of the Redeemable Preferred Stock.

         The Company recorded an Income Tax expense of $146,763 for the nine months ended January 31, 2000, as compared to an income tax benefit of $3,328,093 for the nine months ended January 31, 1999. The income tax expense primarily is the result of the Company's subsidiary EPIC having state taxable income. Certain items that are deductible for financial reporting are not deductible for income tax reporting. The Company files consolidated Federal Tax returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the nine months ended January 31, 2000 Management, at this time, cannot determine the probability if this income tax benefit will be realized in future periods. At January 31, 2000, the Company has significant net operating loss carry-forwards in excess of $44,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.


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

LIQUIDITY AND CAPITAL RESOURCES.

     As of January 31, 2000, the Company has cash and cash equivalents of $1,174,252 and the Company has a working capital deficit of $36,442,277 and an accumulated deficit of $66,941,444. Included in the working capital deficit is $19,944,894 for the current portion of long term debt and $11,148,613 for amounts due to related parties. In addition, the Company has incurred losses since in its inception and is subject to those risks associated with the companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

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

     During the nine months ended January 31, 2000 the net cash used in operating activities was $677,976 as compared with cash used in operating activities in the prior year period of $3,021,785. The decrease in cash used in operating activities for January 31, 2000 as compared with January 31, 1999 is primarily due to cost reductions associated with the inactive status of the Company's existing composting projects.

     During the nine months ended January 31, 2000 the Company utilized cash for purchases of property, plant and equipment of $ 336,339 as compared to purchases of $3,262,073 during the nine months ended January 31, 1999. The decrease of $2,925,734 primarily is due to the inactive status of the Company's development projects during this period.

     During the nine months ended January 31, 2000 the Company received net cash from financing activities of $1,839,557. The cash was received from the net proceeds from long term debt obligations of $99,557 (gross proceeds of $1,500,000 net of repayments of $1,400,443) and net advances from related parties of $1,740,000.

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



Item 1. - Legal Proceedings                         None not Previously
                                                    Reported

Item 2. - Changes in Securities and Use of Proceeds


           (a)      None

           (b)      None

           (c) During the fiscal quarter ended January 31, 2000, the Company issued 54,375 shares of its common stock as follows:

Date          # of Shares         Issued To            For             Price
----          -----------         ---------            ---             -----

11/02/99       50,000             consultant         services       $0.19/share
11/02/99        4,375             consultant         services       $0.19/share


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

          (b) Reports on Form 8-K - none

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               COMPOST AMERICA HOLDING COMPANY, INC.
March 27, 2000                             (Registrant)



                                    By /s/ Marvin Roseman
                                       ---------------------------------
                                    Marvin Roseman, Co-Principal
                                            Executive Officer, Principal
                                            Financial Officer



                                    By /s/ Anthony P. Cipollone
                                       ---------------------------------
                                    Anthony P. Cipollone, Controller,
                                            Principal Accounting Officer