Form 10KSB/A
period 1999-04-30
COMPOST AMERICA HOLDING CO INC
filed 2000-05-12
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                                  $ 22,249,982


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days - $ 9,573,500 (approximate as of May 1, 2000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1. Common Stock - 58,715,228 shares outstanding as at April 30, 2000

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

AMERICAN MARINE RAIL FACILITY

     American Marine Rail, LLC ("AMR") is developing a solid waste transfer station in Bronx, New York. When and if constructed, AMR's facility will be capable of receiving waste by barge from New York City's existing marine transfer station system, compacting the waste and transporting it out of the City by rail. AMR has responded to a Request for Proposals ("RFP") issued by the New York City Department of Sanitation ("NYCDOS") for a 20-year contract to transport and dispose of up to 11,700 tons per day of the Department's residential solid waste. The RFP was a result of New York City's intent to close the Fresh Kills Landfill in Staten Island on December 31, 2000.

     AMR submitted its permit application to the State of New York in the Fall of 1997, and expects final permits to be issued during the first half of 2000. Drafts of a Negative Declaration of Environmental Impact and a permit were issued to AMR in December 1999.

     Notwithstanding the foregoing, as a result of plans recently announced by the administration of New York City Mayor Rudy Guliani to revise substantially the waste disposal plan of New York City, there is now considerable doubt concerning not only the schedule but also the ultimate completion of AMR's project in Bronx, New York, at least as initially envisioned. In light of this uncertainty, the Company cannot predict the ultimate outcome of this situation. However, the Company does believe that, in light of New York City's demonstrable need for trash removal and AMR's progress to date in its permitting process, the AMR property does have significant value.

     Originally, the Company had purchased a 33% interest in AMR and had held an option to acquire an additional approximately 30% interest (the "Additional Membership Interest"). However, in July, 1999 the Company transferred its interest in AMR to AW Compost Partners, LLC ("AW Compost") in exchange for (1) the payment of $225,000 to AMR by an affiliate of AW Compost to cure certain funding defaults by the Company, (2) the return to the Company of $872,886 of its Series D Redeemable Preferred Shares, which AW Compost had purchased for $305,515 and (3) the cancellation of the "AMR Option" held by AW Compost Partners (as described in Section 9 of the Company's Series D Certificate of Designation) In the same transaction, however, AW Compost granted the Company the option to re-purchase up to a 28.72% interest in AMR, at any time prior to March 31, 2000, for a cash payment of $1,750,000, plus interest, less any interim funds advanced by the Company to AMR, up to a maximum of $400,000. The repurchase percentage is to be reduced pro-rata should the Company fail to fund required advances and the funding is advanced by third parties. The Company presently owns approximately 8% of AMR and, as a result of extensions and further renegotiations of terms, currently has the right to purchase from AW Compost, no later than June 30, 2000, an additional 16.72% membership interest for a purchase price of $1,700,000 plus interest thereon from May 31, 2000. The Company retains its right to purchase the Additional Membership Interest at fair market value at a date in the future after the second anniversary of the commencement of commercial operations of AMR's facility.

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


1. Equity Investments of Delaware, Inc., Plaintiff v. Compost America Holding Company, Inc. and Newark Recycling and Composting Company, Inc., Defendants, filed in May, 1999 in the Superior Court of New Jersey for Essex County. On May 15, 1999, the Company, as Borrower, defaulted in the payment of a $1,000,000 Acquisition Refinancing Promissory Note, plus an additional $150,000 in accrued interest and penalties, payable to Equity Investments of Delaware, Inc., as Lender. The Lender also is the holder of a $2,000,000 Convertible Term Loan Promissory Note of the Borrower, due November 1, 2000, now in default as a result of cross-default provisions in the $1,000,000 Note. Both Notes are secured by a first mortgage on the Newark Property, owned by NRCC, which the Company intends to develop. The Lender obtained a default judgment against the Company in September 1999 and has commenced foreclosure proceedings even as settlement discussions are taking place. These settlement discussions themselves are dependent upon the Company obtaining additional funding. These foreclosure proceedings, if successful, would prevent the Company from developing the Newark Property.


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

6. NuCentury Auto, Inc., Plaintiff, v. Compost America Holding Company, Inc. and Chicago Recycling and Compost Company, Inc.,

     Defendants, filed on February 28, 1998 in the Circuit Court of the Twelfth Judicial Circuit, Will County, State of Illinois, Docket # 99 L 129.


     This is a claim against the Company for $266,256 for site development work performed on behalf of the Company in Riverside, Illinois. The Company has filed an answer in this matter.


7. Center Capital Corp., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in March 1999 in the Superior Court of New Jersey for Bergen County. Plaintiff obtained a default judgment against the Company for $37,000. By agreement between the Plaintiff and the Defendant, the Plaintiff sold the equipment on which it held a chattel mortgage and satisfied this judgment.


8. Devro-Teepak, Inc., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in August, 1999 in the U.S. District Court for the Northern District of Illinois. In 1995, Devro-Teepak, Inc. ("Teepak") made loans to the Company aggregating approximately $265,000, to be repaid out of the funding for the Company's Chicago, Illinois, composting facility. Teepak now claims that this composting facility project has been abandoned by the Company, and therefore approximately $310,000 (the $265,000 plus interest) is now due. The Company has filed an answer in this matter.


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


10. R.W. Jones & Associates, Inc. and R.W. Jones III, Plaintiffs, v. Compost America Holding Company, Inc., R.J. Longo Construction Company, Inc., R.J. Longo Construction Company d/b/a EPIC, EPIC and Roger E. Tuttle, Defendants, filed in September, 1999 in the Superior Court of New Jersey for Essex, County. This is an action for various consulting and success fees. The Company has settled this action for $853,000 to be made in a lump sum payment on or before April 15, 2000. If the Company supplies a signed contract for the sale of EPIC, the time to make the payment will be extended to June 15, 2000. Should these conditions not be met the matter proceeds to litigation.


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

13. Kaysons International Corp., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in November, 1999 in the Supreme Court of New York, County of Westchester. This is an action for payment of a note presently in default in the amount of $150,000 plus interest at 10%. Summary Judgment in the amount of $150,000 plus interest and costs was entered for the plaintiff on March 3, 2000.

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

16. Biological and Environmental Services, Plaintiff, v. Compost America Holding Company, Inc. and Miami Recycling and Composting Company, Inc., Defendants, filed February, 2000 in the County Court of Broward County, Florida. This is a claim for an account payable in the amount of $8,568.14 plus interest and costs. The Company's settlement proposal of $9,368 to be paid on or before June 15, 2000 has been accepted by the Plaintiff.

17. Mehr & LeFrance, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed January, 2000 in the Superior Court of New Jersey, Essex County. This is a claim for legal fees in the amount of $5,000 plus interest and costs. The Company's offer to pay $3,500 by May 15, 2000 has been accepted by the plaintiff.


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


19. Wragg & Casas Public Relations, Inc., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed March, 2000 in the Circuit Court for the 11th Judicial Circuit, Miami-Dade County, Florida. This is a claim for public relations services rendered in the amount of $47,717.18 plus interests, costs and attorneys' fees. The Company will seek to settle this matter.

     The status of other material claims involving the Company is as follows:

20. Internal Revenue Service. The Internal Revenue Service ("IRS") has noticed the Company of its claim for $61,000 in penalties and interest and $20,000 in back taxes. The Company contends that it already has paid the $20,000 in back taxes. The IRS is demanding payment and the Company is seeking to appeal this demand.

21. Loans from VRH Construction Corp. On May 15, 1999, the Company also defaulted on the payment of approximately $5,700,000 of promissory notes payable to VRH Construction Corp., which notes are secured by a second mortgage on the Newark Property. The Company disputes the propriety of this second mortgage. The Company has entered into discussions with VRH Construction Corp. seeking an extension of the maturity dates of these notes. There can be no assurance that such an extension will be granted. Should the Newark Property be foreclosed, the Company would not be able to develop the Newark Property.

22. Loan From Vauxhall "98, L.L.C. On December 30, 1998 the Company borrowed $500,000 from Vauxhall '98, L.L.C. This loan provided for a maturity date of November 30, 2000, or earlier if the Company received a series of loans totalling at least $1,500,000. The Company has received loans totalling in excess of $1,500,000, and therefore this loan is now due. The Company has not repaid this loan. To date, the lender has not taken any steps to declare an event of default or to collect the loan. A similar situation exists regarding an additional $50,000 in loans made to the Company by two other parties.

23. Claim by Pasquale J. Dileo In response to a confirmation request from the Company's auditors related to the Company's financial statements for its fiscal year ended April 30, 1999, Pasquale J. Dileo, Secretary and a Director of the Company, asserted that he was owned by the Company $1,680,000 plus 1,000,000 of the Company's registered common shares plus options to purchase an additional 300,000 common shares and that Select Acquisitions, Inc., a company controlled by Mr. Dileo, was owed $308,073, plus accrued interest, and 408,640 of the Company's common shares. Other than loans from Select in an amount less than $100,000, the Company refutes all of these claims and will defend its position vigorously should Mr. Dileo commence litigation in this matter.

24. Credit, Capitalization and Financing Agreement between Compost America Holding Company, Inc., and two of its subsidiaries, Miami Recycling and Composting Company, Inc. and Bedminster Seacor Services Miami Corporation and Lionhart Global Appreciation Fund, and its affiliates, dated October 30, 1998 ("Agreement").

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


     As of April 28, 2000 there were approximately 350 holders of record of the shares of the Company's Common Stock.

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


ITEM 7.
FINANCIAL STATEMENTS

(a)  Consolidated Balance Sheet as of April 30, 1999

(b) Consolidated Statements of Operations for the fiscal years ended April 30, 1999 and April 30, 1998

(c) Consolidated Statements of Redeemable Preferred and Common Stocks and Stockholders' Deficiency for the fiscal years ended April 30, 1999 and April 30, 1998

(d) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 1999 and April 30, 1998

(e)  Notes to Consolidated Financial Statements

     The Company filed its annual report for its fiscal year ended April 30, 1999 on March 20, 2000. In that filing, the Company's financial statements contained therein for its fiscal year ended April 30, 1999 were audited by Rothstein, Kass & Company, PC, Certified Public Accountants. Rothstein, Kass & Company, PC did express an opinion on the Company's Consolidated Balance Sheet but was unable to and did not express an opinion on the Company's Consolidated Statement of Operations, Consolidated Statement of Redeemable Preferred and Common Stocks and Stockholders' Equity (Deficiency) and Consolidated Statement of Cash Flows for the year ended April 30, 1999, primarily due to the information set forth in Note 4 of the Notes to Consolidated Financial Statements in that filing regarding certain members of present management being unable to determine the proper year for recording the impairment of capitalized project costs. The Company's financial statements contained therein for its fiscal year ended April 30, 1998 were unaudited. The Company's Form 10-KSB for its fiscal year ended April 30, 1998, filed January 28, 1999, did contain financial statements for its fiscal year ended April 30, 1998 audited by Arthur Andersen LLP, Certified Public Accountants. Arthur Andersen LLP had not consented to the inclusion in that Form 10-KSB of its report on the consolidated financial statements for the Company's fiscal year ended April 30, 1998, primarily for the reason set forth in Note 4 of the Notes to Consolidated Financial Statements in the March 20, 2000 filing. Having been made aware of the matters described in Note 4 of the Notes to Consolidated Financial Statements in that filing, Arthur Andersen LLP, by letter dated February 29, 2000, stated to the Company, ". . . we therefore request that you advise us of your planned actions to prevent future reliance on the Company's Fiscal 1998 Financial Statements and the Auditor's Report thereon." In addition, on March 28, 2000 the Company was advised by Arthur Andersen LLP that Arthur Andersen LLP had withdrawn its Auditors' Report dated January 12, 1999 on the Company's financial statements for the fiscal year ended April 30, 1998. This withdrawal was based primarily on the information disclosed in Note 4 of the Notes to Consolidated Financial Statements in the March 20, 2000 filing (the "Withdrawal Issues")

     The Company's management has performed additional analysis regarding the impairment loss recorded for certain project costs and has determined that this loss is properly recorded in the Company's financial statements for the year ended April 30, 1999. As a result, the Company's management now agrees that the April 30, 1998 financial statements previously filed in the Form 10-KSB on January 28, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of the Company, in conformity with generally accepted accounting principles. As a result, the Company and Arthur Andersen LLP now have reached agreement regarding the Withdrawal Issues such that Arthur Andersen LLP has agreed to reissue its Auditor's Report on the Company's financial statements for the fiscal year ended April 30, 1998. This Auditor's Report, as well as a revised Auditor's Report from Rothstein, Kass & Company, PC, is included in this First Amendment to the Company's Form 10-KSB filed on Form 10-KSB/A for the fiscal year ended April 30, 1999.

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

                      COMPOST AMERICA HOLDING COMPANY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                 APRIL 30, 1999

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                         Page
                                                                         ----


Independent Auditors' Report                                              1-2

Report of Independent Public Accountants                                    3

Consolidated Balance Sheet                                                4-5

Consolidated Statements of Operations                                       6

Consolidated Statements of Redeemable Preferred and Common                  7
 Stocks and Stockholders' Equity (Deficiency)

Consolidated Statements of Cash Flows                                     8-9

Notes to Consolidated Financial Statements                              10-34

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 1999, and the results of their operations and their cash flows for then year the ended, in conformity with generally accepted accounting principles.

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



                                            /s/ Rothstein, Kass & Company, P.C.



Roseland, New Jersey
November 17, 1999, except for paragraph seven of Note 20 which is as of December 16, 1999, paragraph eight of Note 20 which is as of December 31, 1999, paragraph nine of Note 20 which is as of December 9, 1999, and paragraphs five and ten of Note 20 which is as of March 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Compost America Holding Company, Inc.


We have audited the accompanying consolidated statements of operations, redeemable preferred and common stocks and stockholders' equity (deficiency) and cash flows of Compost America Holding Company, Inc. (a New Jersey corporation) and Subsidiaries for the year ended April 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Compost America Holding Company, Inc. and Subsidiaries for the year ended April 30, 1998, in conformity with generally accepted accounting principles.

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




                                                      /s/ Arthur Andersen LLP



Philadelphia, Pa.,
   January 12, 1999

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
                                                                                     ------------


          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                 April 30, 1999



                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY (CONTINUED)

Redeemable Preferred and Common stock, no par value
 Series A, 169,000 shares authorized, issued,
 and outstanding (liquidation value of $17,350,668)                                        6,747,654

 Series B, 400,000 shares authorized, issued,
 and outstanding (liquidation value of $1,264,000)                                         1,240,000

 Series C, 91,000 shares authorized, issued,
 and outstanding (liquidation value of $11,807,562)                                        3,829,917

 Series D, 17,500 shares authorized, 17,500 issued,
 and outstanding (liquidation value of $1,866,646)                                         1,229,542

 Redeemable common stock, no par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                                         1,770,836
                                                                                       -------------
   Total Redeemable Preferred and Common stock                                            14,817,949
                                                                                       -------------

Stockholders' deficiency
 Preferred stock, no par value; 25,000,000 shares authorized, none issued
 Preferred stock Series B, Convertible, 5,000,000 shares authorized; 1,000
 shares issued and outstanding                                                                 2,500
 Common stock no par value; 100,000,000 shares authorized;
 47,402,011 shares issued and outstanding                                                 41,060,146
 Additional paid-in capital                                                               14,127,222
 Common stock to be issued, no par value; 858,564 shares                                     599,127
 Accumulated deficit                                                                     (54,271,919)
 Deferred compensation                                                                    (2,082,500)
 Treasury stock, 1,150,000 common shares, at cost                                         (1,425,000)
                                                                                       -------------
   Total stockholders' deficiency                                                         (1,990,424)
                                                                                       -------------

                                                                                       $ 149,163,049
                                                                                       =============

          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended April 30,
                                                            1999                     1998
                                                       ------------              ------------
Revenues                                               $ 22,249,982              $  9,259,698
                                                       ------------              ------------

Costs and expenses
  Operating                                              15,830,073                 6,205,099
  Selling, general and administrative                    10,455,584                 9,438,693
  Depreciation and amortization                           6,633,425                 2,572,072
  Compensation for stock options                            595,000                 2,320,500
  Provision for impairment                               10,721,161
                                                       ------------              ------------

                                                         44,235,243                20,536,364
                                                       ------------              ------------

Operating loss                                          (21,985,261)              (11,276,666)
                                                       ------------              ------------


Other income (expense)
  Interest expense                                      (14,162,511)               (3,627,735)
  Interest income                                         3,468,273                 1,209,604
  Loss on investment                                       (819,129)
  Other, net                                               (698,044)
                                                       ------------              ------------
Loss before income tax benefit                          (34,196,672)              (13,694,797)

Income tax benefit                                        7,906,420                 2,076,671
                                                       ------------              ------------

Net loss                                                (26,290,252)              (11,618,126)

Preferred stock dividends                                (1,519,761)               (1,829,742)

Accretion on preferred stock                             (3,040,954)               (1,217,436)
                                                       ------------              ------------

Net loss applicable to common stockholders             $(30,850,967)             $(14,665,304)

                                                       ============              ============

Net loss per common share
  Basic and diluted                                    $      (0.75)             $      (0.55)
                                                       ============              ============


          See accompanying notes to consolidated financial statements




                                       COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED AND COMMON STOCKS AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                               Redeemable Preferred Stock
                                                  --------------------------------------------------------------------------------
                                                          Series A                 Series B              Series C       Series D
                                                  ------------------------  -----------------------------------  -----------------
                                                     Shares      Amount       Shares     Amount     Shares     Amount    Shares
                                                  ----------- ----------- -----------  ---------  ---------   ---------  ---------
 Balances, April 30, 1997                                     $       -               $       -               $       -
 Proceeds for acquisition from sale of
  Preferred and Common stock, net of
  transaction costs                                  130,000  3,829,077                             70,000    1,217,146
 Preferred and Common stock issued
  for acquisition                                     39,000  1,365,000                             21,000      525,000
 Preferred and Common stock issued for
  investment transaction                                                                                                 17,500
 Proceeds from sales of Common stock,
  net of transaction costs
 Common stock issued for property
 Common stock issued for services
 Common stock issued for debt repayment
 Proceeds from sale of Common stock and
 Preferred stock, net of transaction costs
 Deferred compensation on stock options granted
 Amortization of deferred compensation
 Common stock options granted to consultants
 Settlement of stock subscription receivable
 Conversion of Preferred stock to note payable
 Accretion of Preferred stock                                   516,444                                         699,781
 Exercise of Common stock options,
  including tax benefit
 Preferred stock dividends
 Net loss
                                                  ----------- ---------- --------  -------------  --------- ------------ -------

 Balances, April 30, 1998                            169,000  5,710,521        -              -     91,000    2,441,927  17,500
 Proceed from sales of Common stock,
  net of transaction costs
 Common stock issued for project costs
 Common stock issued for services
 Common stock issued in connection with debt
 Common stock issued for interest
 Reimbursement shares
 Antidilution shares
 Amortization of deferred compensation
 Revaluation of Common stock to redemption value
 Conversion of Preferred stock to Redeemable                             400,000      1,240,000
  Preferred stock
 Conversion of Common stock to Redeemable
  Common stock
 Accretion of Preferred stock                                 1,037,133                                       1,387,990
 Options and warrants issued for services
 Options and warrants issued in connection with
  debt financing
 Debt conversion preference
 Shares to be issued for services
 Purchase of 1,150,000 shares of treasury stock
 Preferred stock dividends
 Net loss
                                                  ----------- ---------- --------  -------------  --------- ------------ -------

 Balances, April 30,1999                             169,000  $6,747,654  400,000    $ 1,240,000     91,000   $3,829,917  17,500
                                                  =========== ========== ========  =============  ========= ============ =======

                               [RESTUBBED TABLE]

                                                Redeemable                                      Stockholders' Equity (Deficiency
                                                 Preferred                                      --------------------------------
                                                  Stock                                                      Series B
                                                 Series D     Redeemable Common Stock                    Preferred Stock
                                                 --------     ----------------------------         --------------------------
                                                   Amount      Shares          Amount                Shares            Amount
                                                 ----------   ----------   ---------------         -----------   -------------
Balances, April 30, 1997                         $        -                $              -                      $         -
Proceeds for acquisition from sale of
 Preferred and Common stock, net of
 transaction costs
Preferred and Common stock issued
 for acquisition
Preferred and Common stock issued for
 investment transaction                             612,500
Proceeds from sales of Common stock,
 net of transaction costs
Common stock issued for property
Common stock issued for services
Common stock issued for debt repayment
Proceeds from sale of Common stock and
Preferred stock, net of transaction costs                                                            801,000        908,153
Deferred compensation on stock options granted
Amortization of deferred compensation
Common stock options granted to consultants
Settlement of stock subscription receivable
Conversion of Preferred stock to note payable                                                       (400,000)      (626,190)
Accretion of Preferred stock                          1,211
Exercise of Common stock options,
 including tax benefit
Preferred stock dividends
Net loss
                                                ------------  --------    -----------------  ----------------  -------------

Balances, April 30, 1998                            613,711         -                     -          401,000        281,963
Proceed from sales of Common stock,
 net of transaction costs
Common stock issued for project costs
Common stock issued for services
Common stock issued in connection with debt
Common stock issued for interest
Reimbursement shares
Antidilution shares
Amortization of deferred compensation
Revaluation of Common stock to redemption value
Conversion of Preferred stock to Redeemable                                                         (400,000)      (279,463)
 Preferred stock
Conversion of Common stock to Redeemable                       53,386             1,770,836
 Common stock
Accretion of Preferred stock                        615,831
Options and warrants issued for services
Options and warrants issued in connection with
 debt financing
Debt conversion preference
Shares to be issued for services
Purchase of 1,150,000 shares of treasury stock
Preferred stock dividends
Net loss
                                                ------------  --------    -----------------  ----------------  -------------
Balances, April 30,1999                          $1,229,542   553,386          $  1,770,836            1,000   $      2,500
                                                ============  ========    =================  ================  =============

                               [RESTUBBED TABLE]


                                                                           Stockholders' Equity (Deficiency)
                                                     -------------------------------------------------------------------------
                                                              Common Stock             Additional    Common Stock to be Issued
                                                     -----------------------------       Paid in     -------------------------
                                                      Shares            Amount           Capital          Shares     Amount
                                                     ---------      ---------------    -----------     ---------- ----------
Balances, April 30, 1997                             17,707,841     $    10,611,169    $         -                $        -
Proceeds for acquisition from sale of
 Preferred and Common stock, net of
 transaction costs                                   11,490,609          10,069,335      1,750,000
Preferred and Common stock issued
 for acquisition                                      3,447,182           3,705,000        525,000
Preferred and Common stock issued for
 investment transaction                               1,627,980           1,953,576
Proceeds from sales of Common stock,
 net of transaction costs                               955,000           1,907,559
Common stock issued for property                        200,000             200,000
Common stock issued for services                      2,026,575           1,985,463
Common stock issued for debt repayment                  541,478           1,261,338
Proceeds from sale of Common stock and
Preferred stock, net of transaction costs                                   744,822
Deferred compensation on stock options granted                                           4,998,000
Amortization of deferred compensation
Common stock options granted to consultants                                              2,881,931
Settlement of stock subscription receivable
Conversion of Preferred stock to note payable
Accretion of Preferred stock
Exercise of Common stock options,
 including tax benefit
Preferred stock dividends                               419,080             488,774
Net loss                                                900,833           1,321,417                    320,552       508,325
                                                   ------------   -----------------  -------------  ----------   -----------
Balances, April 30, 1998                             39,316,578          34,248,453     10,154,931     320,552       508,325
Proceed from sales of Common stock,
 net of transaction costs                             1,397,000             902,001
Common stock issued for project costs                   171,000             139,200
Common stock issued for services                      2,643,138           1,933,083
Common stock issued in connection with debt           1,364,528           1,699,873
Common stock issued for interest                        285,000             137,168
Reimbursement shares                                    800,000             871,375
Antidilution shares                                     447,376             290,794
Amortization of deferred compensation
Revaluation of Common stock to redemption value                           1,148,276
Conversion of Preferred stock to Redeemable
 Preferred stock
Conversion of Common stock to Redeemable               (553,386)         (1,770,836)
 Common stock
Accretion of Preferred stock
Options and warrants issued for services                                                 1,437,253
Options and warrants issued in connection with                                           2,368,163
 debt financing
Debt conversion preference                                                                 166,875
Shares to be issued for services                                                                        57,000        31,800
Purchase of 1,150,000 shares of treasury stock
Preferred stock dividends                             1,530,777           1,460,759                    481,012        59,002
Net loss
                                                    -----------   -----------------  -------------  ----------   -----------
Balances, April 30,1999                              47,402,011    $     41,060,146   $ 14,127,222     858,564    $  599,127
                                                    ===========   =================  =============  ==========   ===========


                               [RESTUBBED TABLE]

                                                                             Stockholders' Equity (Deficiency)
                                                      -------------------------------------------------------------------------
                                                      Accumulated      Deferred      Subscriptions     Treasury
                                                        DefIcit      Compensation      Receivable        Stock         Total
                                                      ------------   ------------    -------------     ----------  ------------

Balances, April 30, 1997                               (8,755,648)   $          -       $  (28,692)   $         -  $  1,826,829
Proceeds for acquisition from sale of
 Preferred and Common stock, net of
 transaction costs                                                                                                   11,819,335
Preferred and Common stock issued
 for acquisition                                                                                                      4,230,000
Preferred and Common stock issued for
 investment transaction                                                                                               1,953,576
Proceeds from sales of Common stock,
 net of transaction costs                                                                                             1,907,559
Common stock issued for property                                                                                        200,000
Common stock issued for services                                                                                      1,985,463
Common stock issued for debt repayment                                                                                1,261,338
Proceeds from sale of Common stock and
Preferred stock, net of transaction costs                                                                             1,652,975
Deferred compensation on stock options granted                         (4,998,000)
Amortization of deferred compensation                                   2,320,500                                     2,320,500
Common stock options granted to consultants                                                                           2,881,931
Settlement of stock subscription receivable                                                 28,692                       28,692
Conversion of Preferred stock to note payable                                                                          (626,190)
Accretion of Preferred stock                           (1,217,436)                                                   (1,217,436)
Exercise of Common stock options,                                                                                             -
 including tax benefit                                                                                                  488,774
Preferred stock dividends                              (1,829,742)
Net loss                                              (11,618,126)                                                  (11,618,126)
                                               -------------------  --------------    ------------  -------------  -------------
Balances, April 30, 1998                              (23,420,952)     (2,677,500)               -              -    19,095,220
Proceed from sales of Common stock,                                                                                           -
 net of transaction costs                                                                                               902,001
Common stock issued for project costs                                                                                   139,200
Common stock issued for services                                                                                      1,933,083
Common stock issued in connection with debt                                                                           1,699,873
Common stock issued for interest                                                                                        137,168
Reimbursement shares                                                                                                    871,375
Antidilution shares                                                                                                     290,794
Amortization of deferred compensation                                     595,000                                       595,000
Revaluation of Common stock to redemption valu                                                                        1,148,276
Conversion of Preferred stock to Redeemable                                                                            (279,463)
 Preferred stock
Conversion of Common stock to Redeemable                                                                             (1,770,836)
 Common stock
Accretion of Preferred stock                           (3,040,954)                                                   (3,040,954)
Options and warrants issued for services                                                                              1,437,253
Options and warrants issued in connection with                                                                        2,368,163
 debt financing
Debt conversion preference                                                                                              166,875
Shares to be issued for services                                                                                         31,800
Purchase of 1,150,000 shares of treasury stock                                                         (1,425,000)   (1,425,000)
Preferred stock dividends                              (1,519,761)                                                            -
Net loss                                              (26,290,252)                                                  (26,290,252)
                                               -------------------  --------------    ------------  -------------  -------------
Balances, April 30,1999                         $     (54,271,919)   $ (2,082,500)      $        -    $(1,425,000) $ (1,990,424)
                                               ===================  ==============    ============  =============  =============


          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Year Ended April 30,
                                                                                            1999                      1998
                                                                                        ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(26,290,252)             $(11,618,126)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation and amortization                                                              6,633,425                 2,802,072
Provision for impairment                                                                  10,721,161
Loss on investment                                                                           819,129
Deferred compensation                                                                        595,000                 2,320,500
Deferred income taxes                                                                     (8,114,420)               (2,076,671)
Provision for conversion preference of debt                                                  782,417
Common stock issued for interest                                                             137,168
Stock issued and to be issued for professional services                                    3,127,052                 1,677,249
Stock options issued for cashless transactions                                                                         203,824
Stock options issued for services                                                          1,437,253                   175,050
Noncash interest and financing costs                                                       6,518,851
Settlement of note payable                                                                                           1,035,148
Increase (decrease) in cash and cash equivalents
 attributable to changes in operating assets and liabilities:
 Restricted cash                                                                           1,588,125                (1,588,125)
 Accounts receivable                                                                      (2,512,113)                 (215,355)
 Prepaid expenses and other current assets                                                    54,173                  (256,718)
 Accounts payable                                                                          2,182,103                (1,173,493)
 Accrued expenses                                                                            375,685                 5,539,381
 Due to related parties                                                                      916,337
                                                                                        ------------              ------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (1,028,906)               (3,175,264)
                                                                                        ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property, plant and equipment                                          (3,160,495)               (1,258,142)
      Purchase of investment in soil                                                      (1,034,261)
      Acquisition of EPIC, net of cash acquired                                                                    (19,758,640)
      Purchase of customer contract rights                                                                            (246,266)
      Investment in joint venture                                                           (315,000)                  (94,130)
                                                                                        ------------              ------------
NET CASH USED IN INVESTING ACTIVITIES                                                     (4,509,756)              (21,357,178)
                                                                                        ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from short-term debt                                                          522,816
      Repayments of short-term debt                                                       (1,487,305)               (2,447,879)
      Proceeds from long-term debt                                                        22,454,398                 2,833,712
      Repayments of long-term debt                                                       (12,128,648)               (1,043,756)
      Advances from related parties                                                          149,349                 3,027,894
      Repayments of related party obligations                                             (1,663,895)
      Deferred financing costs                                                                                        (781,203)
      Purchase of treasury stock and payment for debt discount                            (3,300,000)
      Proceeds from sale of Common stock                                                     902,001                13,306,144
      Proceeds from sale of Series A Preferred stock, net                                                            4,338,624
      Proceeds from sale of Series B Preferred stock, net                                                            1,917,500
      Proceeds from sale of Series C Preferred stock, net                                                            3,343,766
      Proceeds from sale of Series D Preferred stock, net                                                              416,334
      Proceeds from the exercise of Common stock options                                                                 2,250
                                                                                        ------------              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  5,448,716                24,913,386
                                                                                        ------------              ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (89,946)                  380,944

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 388,956                     8,012
                                                                                        ------------              ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $    299,010              $    388,956
                                                                                        ============              ============


          See accompanying notes to consolidated financial statements

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                                                                                        Year Ended April 30,
                                                                                    1999                     1998
                                                                                 ============             ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for interest                                                     $  5,280,393             $1,410,253
                                                                                 ============             ==========

      Cash paid for income taxes                                                 $     51,000             $     --
                                                                                 ============             ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
      Common stock issued for purchase of property, plant
      and equipment                                                              $       --               $  200,000
                                                                                 ============             ==========

      Common stock issued for compost project costs                              $    139,200             $  420,914
                                                                                 ============             ==========

      Common stock issued for investment in joint venture                        $       --               $1,953,576
                                                                                 ============             ==========

      Conversion of notes payable into Common stock                              $       --               $1,261,338
                                                                                 ============             ==========

      Common stock options granted for compost project costs                     $       --               $  226,939
                                                                                 ============             ==========

      Common stock options granted on sale of preferred and
      Common stock                                                               $       --               $2,479,942
                                                                                 ============             ==========

      Common stock issued for deferred financing costs                           $       --               $  170,000
                                                                                 ============             ==========

      Conversion of Preferred stock to note payable                              $       --               $1,000,000
                                                                                 ============             ==========

      Preferred stock issued for investment in joint venture                     $       --               $  612,500
                                                                                 ============             ==========

      Accretion of preferred stock                                               $  3,040,954             $1,217,436
                                                                                 ============             ==========

      Common stock issued for preferred stock dividends                          $  1,460,759             $1,321,417
                                                                                 ============             ==========


      Common stock to be issued for preferred stock dividends                    $     59,002             $  508,325
                                                                                 ============             ==========

      Mortgage payable for land acquisition                                      $       --               $  794,000
                                                                                 ============             ==========

      Property, plant and equipment recorded pursuant to obligations
      under financing agreements                                                 $    377,392             $     --
                                                                                 ============             ==========


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

              The Company provides for depreciation and amortization using the straight-line method based over the following estimated useful lives:

                    Building                                                        25 years
                    Machinery and equipment                                         5 - 7 years
                    Leasehold improvements                                          Term of lease

              At April 30, 1999, property, plant and equipment consists of the following:

                    Land                                                            $   8,600,571
                    Building                                                              247,250
                    Machinery and equipment                                            13,360,981
                    Leasehold improvements                                                749,405
                    Project costs                                                       2,873,407
                                                                                    -------------
                                                                                       25,831,614
                    Less:  Accumulated depreciation and amortization                  ( 3,308,185)
                                                                                    -------------
                                                                                      $22,523,429
                                                                                    =============

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


              The allowance for project costs was recorded during the year ended April 30, 1999 due to impairments from uncertainties surrounding the Miami and Newark projects (See Note 1) and abandonment of the remaining projects.


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

                    At April 30, 1999, other intangible assets consist of the
              following:

                                                                      Estimated
                                                                        Life

                    Deferred financing costs                        1 to 3 years        $   2,122,143
                    Lease incentive                                      7 years              150,000
                    Other contract costs                                                    1,000,000
                    Bonding costs and other                                                   301,149
                                                                                         ------------
                                                                                            3,573,292
                    Less:  Accumulated amortization                                        (2,250,746)
                                                                                         ------------

                                                                                         $  1,322,546
                                                                                         ============

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -      Summary of Significant Accounting Policies (Continued)

              The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:

                                                                                                   Year Ended April 30,
                                                                                             1999                      1998
                                                                                         ------------              ------------
                 Net loss applicable to Common stockholders per statements
                  of operations                                                          $(30,850,967)             $(14,665,304)

                 Preferred stock dividends not declared                                     1,820,000                   887,562
                                                                                         ------------              ------------

                 Net loss applicable to Common stockholders used for
                  basic and diluted net loss per Common share                            $(32,670,967)             $(15,552,866)
                                                                                         ============              ============

                 Weighted average Common shares outstanding during year                    43,421,719                28,135,231

                 Dilutive effect of Common stock to be issued for cumulative
                  preferred stock dividends not declared                                      429,282                   151,720
                                                                                         ------------              ------------

                 Weighted average Common and Common equivalent shares
                  used for basic and diluted net loss per Common share                     43,851,001                28,286,951
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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -      Business Acquisition  (Continued)

              See Note 10 regarding certain exchange rights for the Series A and Series C Preferred stock issued as part of the EPIC acquisition.

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

              Noncash assets and liabilities that were consolidated as a result of the business acquisition were as follows:

                         Noncash assets (liabilities):
                         Accounts receivable, net                  $ 2,657,891
                         Prepaid expenses and other                    168,519
                         Property and equipment                     12,072,753
                         Intangibles                                29,531,555
                         Other assets                                  219,250
                         Accounts payable and accrued expenses      (1,516,363)
                         Deferred income taxes                     (10,231,091)
                         Long-term debt                             (7,023,874)
                                                                   -----------
                         Net noncash assets acquired                25,878,640
                         Less-Common and Preferred stock issued     (6,120,000)
                                                                   -----------

                         Cash Paid, net of cash acquired           $19,758,640
                                                                   ===========
NOTE 6 - Long-Term Debt

              At April 30, 1999, long-term debt consists of the following:

              Note payable (see below)                                                                    $10,500,000

              Promissory note payable, due on May 15, 1999 with interest payable monthly at 15% per year, collateralized by certain of the
              Company's assets.  This note is currently in default (see Note 20).                           1,000,000

              Convertible promissory note due on November 1, 2000, interest at
              10% per year, convertible to the Company's Common stock at $2.50
              per share.  This note is currently in default (see Note 20).                                  2,000,000

              Note payable in monthly installments of $215,539 including interest at
              10.0% per annum, through June 2001 and monthly installments of $95,811 including interest at 10%, from July 2001 to June 2006, collateralized by substantially all of the assets of EPIC and subject to certain covenants.  At April 30, 1999, the Company was not in compliance with a certain covenant but
              subsequently received  a waiver (see Note 20).                                                8,634,567

              Other secured notes payable bearing interest at rates between 4.9%
              and 12% per annum, maturing at various dates through April 2004.
              approximately $429,000 of these notes are convertible into shares of the Company's Common stock at per share prices ranging from
              $0.40 to $3.00. A majority of these notes are currently in default.                           1,440,037

              Other unsecured notes payable bearing interest at rates between 6% and 12% per annum, maturing at various dates through November
              2000.

              A majority of these notes are currently in default                                       $    2,327,266
                                                                                                        -------------
                                                                                                           25,901,870
              Less:  Current portion                                                                      (18,814,808)
                                                                                                        -------------
                                                                                                       $    7,087,062
                                                                                                        =============

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

                    Yer Ending April 30,
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

NOTE 7-       Short-Term Debt

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


NOTE 8-       Restricted Project Bonds Payable

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


NOTE 9-       Minority Interest In Consolidated Subsidiaries

              Newark Recycling and Composting Company, Inc. (Newark Recycling) was incorporated in 1994 with Compost America Company of New Jersey, Ltd. (a wholly-owned subsidiary of the Company) owning 75% and Prince George's Contractors, Inc., d/b/a Potomac Technologies, Inc., owning 25%. Newark Recycling is in the business of development, construction and operation of a sewer sludge composting facility in Newark, New Jersey. The Company has consolidated the financial statements of Newark Recycling. In addition, Newark Recycling owns 100% of American BIO-AG Corporation. The minority

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9-       Minority Interest In Consolidated Subsidiaries (Continued)

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


NOTE 10-      Redeemable Preferred Stock

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


NOTE 10-      Redeemable Preferred Stock  (Continued)

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


NOTE 10-      Redeemable Preferred Stock  (Continued)

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

NOTE 11-      Stockholders' Equity (Deficiency)

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

              During the year ended April 30, 1999, the Company issued 8,638,819 shares of Common Stock. The Company sold 1,397,000 shares of Common Stock for cash proceeds of $902,001 at per share prices ranging from $0.25 to $1.00. Included in the 1,397,000 shares of common Stock sold for cash proceeds were transactions with one investor totaling 700,000 shares of Common Stock from the Company for cash proceeds of $550,000. The Company issued 1,530,777 shares of Common Stock for payment of dividends on Preferred stock, which were valued at $1,460,759. The Company issued 1,364,528 shares of Common stock in connection with debt, which were valued at $1,699,873. The Company issued

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11-      Stockholders' Equity (Deficiency) (Continued)

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


NOTE 11-      Stockholders' Equity (Deficiency) (Continued)


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

NOTE 12-      Common Stock Warrants and Options

              The following table summarizes common stock warrant activity:

                                                                                         Weighted Average
                                                      Number of           Range of           Exercise
                                                    Excercisable          Exercise             Price
                                                       Shares              Prices            Per Share
                                                  ----------------    ----------------   ----------------
                 Warrants outstanding at April 30,
                  1997 and 1998                          1,168,995        $0.83 - $6.00            $ 2.58

                 Granted                                 1,500,000        $1.00 - $2.25              1.50
                                                   ---------------     ----------------   ---------------

                 Warrants outstanding at
                  April 30, 1999                         2,668,995        $0.83 - $6.00            $ 1.98
                                                   ===============     =================  ===============

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



NOTE 12-      Common Stock Warrants and Options (Continued)

              The following table summarizes common stock option activity:


                                                                      Weighted
                                                                      Average
                                                        Range of      Exercise
                                          Number of     Exercise     Price Per
                                           Shares        Prices        Share
                                        -----------   -------------  ----------

                Options outstanding at
                 April 30, 1997           4,505,709   $ 2.00 - 9.00    $ 2.62
                Granted                   5,406,049     0.01 - 6.00      1.89
                Exercised                  (524,960)    0.01 - 6.00      2.86
                Cancelled                  (750,000)           3.00      3.00
                                        -----------   -------------    ------

                Options outstanding at
                 April 30, 1998           8,636,798     1.00 - 9.00      2.05
                Granted                   4,978,730     0.01 - 7.00     1.07
                Exercised                    (7,500)    0.50 - 0.75     0.63
                Cancelled                  (782,500)    1.50 - 5.00      2.78
                                        -----------   -------------    ------

                Options outstanding at
                 April 30, 1999          12,825,528   $ 0.01 - 9.00    $ 1.62
                                        ===========   =============    ======


              The following table summarizes information regarding stock options outstanding at April 30, 1999:

                                    Options Outstanding                          Options Exercisable
                    ----------------------------------------------------  -----------------------------------
                                         Weighted          Weighted
                        Number            Average           Average            Number           Weighted
    Range of           Outstanding      Remaining           Exercise        Exercisable          Average
    Exercise              at             Contractual       Price Per             at             Exercise
     Prices          April 30, 1999     Life in Years        Share          April 30, 1999        Price
-----------------   ----------------------------------------------------  -----------------------------------
      $.01-$2.50        12,090,528         3.61              1.38               10,890,528        1.43
       3.00-5.00           465,000         3.44              3.35                  465,000        3.35
       6.00-9.00           270,000         2.92              6.63                  270,000        6.63

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12-      Common Stock Warrants and Options  (Continued)

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
                                                      Year Ended April 30,
                                                     1999            1998
                                               -------------   ----------------
                  Net loss, as reported        $ (32,670,967)  $ (15,552,866)
                  Net loss, pro forma            (33,750,443)    (15,943,733)
                  Loss per share, as reported          (0.75)          (0.55)
                  Loss per share, pro forma            (0.77)          (0.56)

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        Year Ended April 30,
                                                      1999              1998
                                                   ------------    ------------

                  Risk-free interest rate               5%               5.87%
                  Expected dividend yield               -                -
                  Expected life                      4 years           4 years
                  Expected volatility                  82%                 50%


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
                  unsecured. (a) (f)                                                             1,036,402

                  Deferred salary due to officers and other (f)                                    292,483
                                                                                             -------------
                                                                                                $8,403,637
                                                                                             =============

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


NOTE 14 -    Related Party Balances, Transactions and Contingencies  (Continued)

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


NOTE 14 -     Related Party Balances, Transactions and Contingencies
              (Continued)

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

                  Interest expense for the years ended April 30, 1999 and 1998 was approximately $521,000 and $321,000, respectively.

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

              In addition to the transfers of personal holdings of Common stock on behalf of the Company by certain current shareholders discussed in Notes 5, 11 and 19, the Company's President transferred 100,000 shares of his personal holdings of the Company's Common stock valued at $275,000 as part of a settlement agreement related to a mortgage note. This transfer of the President's shares was recorded as a capital contribution as of the date of the transaction based on the closing bid price per share. As part of the settlement agreement the Company recorded an expense of $275,000 related to the value of the shares transferred to the mortgage note holder.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15-      Income Taxes

               The provision (benefit) for income taxes consists of the following:

                                            Year Ended April 30,
                                         1999                 1998
                                     ---------------   ---------------
                      Current:
                      Federal        $            -    $            -
                      State                 208,000
                                     ---------------   ---------------

                                            208,000                 -
                                     ---------------   ---------------

                      Deferred:
                      Federal            (6,897,257)       (1,741,559)
                      State              (1,217,163)         (335,112)
                                     ---------------   ---------------

                                         (8,114,420)       (2,076,671)
                                     ---------------   ---------------

                                     $   (7,906,420)   $   (2,076,671)
                                     ===============   ===============

              At April 30, 1999, the Company has net operating loss carryforwards of approximately $46 million which expire between 2008 and 2019. The Tax Reform Act of 1986 contains provisions that may severely limit the net operating loss carryforwards available to be used in any given year in the event of significant changes in ownership.

              The statutory federal income tax rate is reconciled to effective tax rate, as follows:

                                                                           Year Ended April 30,
                                                                        1999                  1998
                                                                   ----------------    ------------------
                      Statutory federal rate                            (35.0)%               (35.0)%
                      State income taxes, net of federal
                       income taxes                                      (5.0)                 (4.0)
                      Income tax benefit recorded as part of
                       purchase accounting for EPIC                                            12.6
                      Deferred compensation not deductible                2.0                   6.9
                      Increase in valuation allowance                    14.9
                      Other                                                                     4.3
                                                                   -----------------    ------------------
                                                                        (23.1)%               (15.2)%
                                                                   =================    ==================

              At April 30, 1999, the Company's deferred income tax asset is comprised of the tax benefit associated with the following items based on the statutory tax rates in effect:


                      Differences between financial and
                       tax bases of assets and liabilities   $ 3,440,000
                      Accrued compensation                       568,000
                      Net operating losses                    18,400,000
                      Other                                      186,000
                                                             -----------

                      Deferred tax asset, gross               22,594,000
                      Valuation allowance                    (22,594,000)
                                                             -----------

                      Deferred tax asset, net                $         -
                                                             ===========

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16-      Customer Information

              The Company's operations are conducted in one business segment with its customers located primarily in New York and New Jersey. The following table summarizes those customers whose revenues are in excess of 10% of total revenues.

                                        Year Ended April 30,
                    Customer        1999                  1998
                               -----------------    ------------------

                    A                33%                   - %
                    B                20%                   26%
                    C                16%                   13%
                    D                13%                   24%
                    E                                      16%
                               -----------------    ------------------

                                     82%                   79%
                               =================    ==================



              In September 1997, EPIC was awarded a 15-year take or pay contract from New York City for biosolids disposal. The contract requires a minimum volume of 225 tons per day at an initial rate of $98 per ton, subject to escalation as defined. The contract became effective on June 22, 1998. The Company was required to obtain a surety bond as part of the terms of this contract.

NOTE 17-      Supplier Concentration

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


NOTE 18-      Joint Venture

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


NOTE 18-      Joint Venture  (Continued)

              In July 1999, the holders of Series D Preferred stock exchanged 8,729 shares of the Series D Preferred for the Company's interest in AMR (see Notes 10 and 20). The loss on this transaction aggregating $819,129 was reflected in the accompanying consolidated financial statements as of April 30, 1999.


NOTE 19-      Commitments and Other Contingencies

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

              Approximate future minimum annual compensation under these employment agreements is as follows:

                 Year Ending April 30,
                       2000                            $ 1,407,000
                       2001                              1,407,000
                       2002                                932,000
                       2003                                417,000
                       2004                                144,000
                                                     -------------

                                                       $ 4,307,000
                                                     =============

              Consulting Agreements - The Company has a consulting agreement with an individual who owns 19.9% of Miami Recycling (see Notes 9 and 14). This consultant will be paid a management fee equal to 30% of the distributable net income, as defined, from all facilities developed in Florida. In February 1997, the Company entered into a ten-year consulting agreement with this individual to provide consulting services in the management of solid waste and sewer sludge and in business development in Florida. As part of the consulting agreement, the individual was paid cash of $250,000, issued 200,000 shares of the Company's Common stock valued at $300,000 and issued options to purchase 500,000 shares of the Company's Common stock at an exercise price of $2.00 per share. The total cost of this agreement has been capitalized as part of the construction in progress account for the Miami Recycling project. In addition, as part of the negotiation process for this consulting agreement in February 1997 the Company's President transferred 200,000 shares of his personal holdings of the Company's unregistered Common stock on behalf of the Company. In addition, upon the closing of

NOTE 19-      Commitments and Other Contingencies  (Continued)

              financing and commencement of operations for composting facilities in Florida, the consultant will be paid a cash fee and options to purchase shares of the Company's Common stock at $2.00 per share based on the terms outlined in the agreement. In addition, the Company has agreed to contract exclusively with the consultant for trucking services in Florida at negotiated competitive rates.

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

NOTE 19-      Commitments and Other Contingencies  (Continued)

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


NOTE 20-      Subsequent Events

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

              In August 1999, the Company's former President was terminated for cause from all duties pursuant to his May 1, 1999 Second Amendment to Employment Contract. In November 1999, the former President filed suit in the Superior Court of New Jersey, Law Division, Essex Vicinage seeking damages and notifying the Company that there is a dispute as to his termination for cause. (See Note 14).

              In March 2000, the Company executed an agreement to sell EPIC provided certain conditions are met.

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

              Since April 30, 1999, the Company has received loans aggregating approximately $3.9 million from shareholders and existing creditors. Additionally, since April 30, 1999, the Company has issued approximately 10.8 million shares of its Common stock in connection primarily with payment of dividends on Preferred stock.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this first amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:           COMPOST AMERICA HOLDING COMPANY, INC.
May 12, 2000          (Registrant)

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

CHRISTOPHER DAGGETT              May 12, 2000      By: /s/CHRISTOPHER DAGGETT
Office of the President                                   Christopher Daggett

MARVIN ROSEMAN                   May 12, 2000      By: /s/MARVIN ROSEMAN
Office of the President,                                  Marvin Roseman
Principal Financial Officer

RICHARD L. FRANKS                May 12, 2000      By: /s/RICHARD L. FRANKS
Vice President,                                           Richard L. Franks
General Counsel,
Assistant Secretary,


ANTHONY P. CIPOLLONE             May 12, 2000      By: /s/ANTHONY P.CIPOLLONE
Treasurer, Controller,                                    Anthony P.Cipollone
Principal Accounting Officer

G. CHRIS ANDERSEN                May 12, 2000      By: /s/G. CHRIS ANDERSEN
Director                                                  G. Chris Andersen

CHARLES R. CARSON                May 12, 2000      By: /s/CHARLES R. CARSON
Director                                                  Charles R. Carson

ROBERT J. LONGO                  May 12, 2000      By: /s/ROBERT J. LONGO
Director                                                  Robert J. Longo

PETER PETRILLO                   May 12, 2000      By: /s/PETER PETRILLO
Director                                                  Peter Petrillo

JOHN T. SHEA                     May 12, 2000      By: /s/JOHN T. SHEA
Director                                                  John T. Shea

CHRISTOPHER SMITH                May 12, 2000      By: /s/CHRISTOPHER SMITH
Director                                                  Christopher Smith



G. Chris Andersen, Charles R. Carson, Robert J. Longo, Peter
Petrillo, John T. Shea and Christopher Smith constitute a majority of the members of the Registrant's Board of Directors.