Form 10KSB
period 2000-04-30
COMPOST AMERICA HOLDING CO INC
filed 2000-07-31
CIK 1008882

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934, for the fiscal year ended April 30, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____ to ______

                            Commission File #0-27832

                      COMPOST AMERICA HOLDING COMPANY, INC.
 ..............................................................................
                 (Name of small business issuer in its charter)

          New Jersey                                   22-2603175
----------------------------                  --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

One Gateway Center, 25th floor, Newark, New Jersey     07102
--------------------------------------------------   ----------
(Address of Principal Executive Office)              (Zip Code)

Issuer's telephone number: (973) 297-5400

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

1.   Common Shares, no par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

State the issuer's revenues for its most recent fiscal year:

                         $ 317,848

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days - $ 12,250,000 (approximate as of June 30, 2000).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1. Common Stock - 60,127,408 shares outstanding as at June 30, 2000

Documents Incorporated By Reference - See Item 13


PLEASE ADDRESS ALL CORRESPONDENCE TO:   Mark Gasarch, Esq.
                                        40 West 57th Street
                                        33rd Floor
                                        New York, New York 10019

                                     PART I
ITEM 1.
DESCRIPTION OF BUSINESS

                                   BACKGROUND

     Compost America Holding Company, Inc., (the "Company" or "Compost America" or "CAHC") was incorporated on August 20, 1981 in the State of New Jersey under the name Alcor Energy and Recycling Systems, Inc. ("Alcor") for the purpose of designing, constructing, managing and operating resource recovery facilities. On January 23, 1995, Alcor acquired all of the outstanding shares of Compost America Company of New Jersey, Ltd. ("CANJ"), which had been incorporated on December 17, 1993 in the State of Delaware for similar purposes, and subsequently changed its name to Compost America Holding Company, Inc. The Company conducts its business through various development subsidiaries and through one operating subsidiary; American Soil, Inc., a New York corporation, incorporated on August 6, 1986. The development subsidiaries include, Newark Recycling and Composting Company, Inc. ("NRCC"), incorporated in Delaware on May 10, 1994, owned 75% by the Company and 25% by Prince Georges Contractors, Inc., d.b.a. Potomac Technologies, Inc. ("PTI"), an unaffiliated company, with NRCC itself owning 100% of American Bio-Ag; and three wholly-owned subsidiaries, Monmouth Recycling and Composting Co., Inc., incorporated in Delaware on May 10, 1994 ("MRCINC"); Chicago Recycling and Composting Company, Inc. ("CRCC"), incorporated in Delaware on August 4, 1995 (presently inactive); and Gloucester Recycling and Composting Company, Inc., incorporated in Delaware on August 15, 1994 (presently inactive). The Company also owns 80.1% of Miami Recycling and Composting Company, Inc. ("MRCC"), incorporated in Delaware on November 17, 1995, which itself owns all of the outstanding common stock of Bedminster Seacor Services Miami Corporation ("Bedminster"), a Florida corporation which is developing a composting project in southern Florida (the "Florida Composting Project"). Unless otherwise indicated, references to the Company, or Compost America, or CAHC, include the Company and all of its subsidiaries.

     On June 15, 2000, the Company sold its entire interest in its wholly-owned subsidiary, Environmental Protection & Improvement Company, Inc. ("EPIC"). EPIC had generated substantially all of the Company's revenues and net cash from operations.

     The cash proceeds from this sale, plus a loan from a shareholder at closing, totaling approximately $40 million (excluding an earn-out based upon EPIC's future performance), will be used primarily to (1) repay long term debt,
(2) increase to approximately 24.73% the Company's ownership interest in American Marine Rail, LLC ("AMR"),a developer of a proposed 5,200 tons per day solid waste transfer station in the Bronx, New York, (3) pay EPIC employee termination costs, (4) repay short-term loans to the Company's Class A and Class C Preferred shareholders, (5) settle various notes and accounts payable and other creditors' claims and (6) provide working capital for the Company to pursue its business plan. The Company has granted to W-L Associates LLC, an entity controlled by the holders of its Class A and Class C Preferred Stock, liens on the earn-out (up to a maximum of $6.2 million) and on its interest in AMR (up to a maximum of $3 million) in order to secure newly granted redemption rights in such preferred stock.

     The Company's two current development projects are expected to be a solid waste transfer station in Newark, New Jersey ("Newark Solid Waste Project"), and a fully enclosed composting facility located in Miami/Dade County, Florida and serving either or both Dade County and the City of Miami, Florida ("Florida Composting Project"). Each of these projects is in the planning stage and neither project has received final regulatory approvals.

     The Company's executive offices are located at One Gateway Center, 25th floor, Newark, New Jersey 07102. The Company's telephone number is (973) 297-5400; fax (973) 297-5454.

                              OPERATING SUBSIDIARY

AMERICAN SOIL INC.

     American Soil, Inc. ("ASI"), an outdoor composting facility located in Freehold Township, Monmouth County, New Jersey, has been in operation since September 7, 1988. Compost America purchased ASI in October 1996, and leases property from Freehold Township for the operation of the composting facility. ASI currently is permitted to compost leaves, grass and source separated organic waste ("SSOW") including processed food and soiled paper/coated cardboard waste from supermarkets and produce terminals. The Company presently is seeking to sell ASI.


                            DEVELOPMENT SUBSIDIARIES

NEWARK RECYCLING AND COMPOSTING FACILITY

     NRCC is a 75% owned subsidiary of the Company. NRCC anticipates developing a municipal solid waste transfer station capable of processing approximately 2,500 tons of waste per day on a portion of its 12-acre parcel in Newark, New Jersey (the "Newark Property"). The current development schedule, subject to change, is for the completion of permitting, solid waste procurement, construction, start-up and performance testing leading to commercial operation no earlier than 2001.

MIAMI RECYCLING AND COMPOSTING FACILITY

     MRCC is an 80.1% owned subsidiary of the Company. MRCC's wholly owned subsidiary Bedminster is developing a composting facility on a 40.1 acre parcel in Miami/Dade County (the "Florida Composting Project"). However, this project has been interrupted by a lawsuit (the "Miami Lawsuit") brought by the Company and Bedminster against the City of Miami to enforce the performance by the City of Miami of its obligations under a Restated Compost Recycling Agreement (see "Legal Proceedings" herein).

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

     AMR submitted its permit application to the State of New York in the Fall of 1997, and expects final permits to be issued by year end 2000. Drafts of a Negative Declaration of Environmental Impact and a permit were issued to AMR in December 1999.

     Originally, the Company had purchased a 33% interest in AMR and had held an option to acquire an additional approximately 30% interest (the "Additional Membership Interest"). However, in July, 1999 the Company transferred its interest in AMR to AW Compost Partners, LLC ("AW Compost") in exchange for (1) the payment of $225,000 to AMR by an affiliate of AW Compost to cure certain funding defaults by the Company, (2) the return to the Company of $860,000 of its Series D Redeemable Preferred Shares, which AW Compost had purchased for $860,000 and (3) the cancellation of the "AMR Option" held by AW Compost Partners (as described in Section 9 of the Company's Series D Certificate of Designation). By making monthly payments to AMR on behalf of AW Compost from July 1999 through June 2000 pursuant to a development budget commitment, the Company re-purchased from AW Compost approximately an 8% interest in AMR. In

June, 2000, the Company repurchased a 16.73% interest in AMR from AW Compost Partners for a principal re-purchase price of $1,700,000, giving the Company a total interest in AMR of 24.73%. The Company retains its right to purchase the Additional Membership Interest at fair market value at a date in the future after the second anniversary of the commencement of commercial operations of AMR's facility.

     Notwithstanding the foregoing, as a result of plans announced by New York City to revise substantially the City's waste disposal plan, there is now some doubt concerning not only the schedule but also the ultimate completion of AMR's project in the Bronx, New York, at least as initially envisioned. In light of this uncertainty, the Company cannot predict the ultimate outcome of this situation. However, the Company does believe that, in light of New York City's demonstrable need for trash removal and AMR's progress to date in its permitting process, the AMR property does have significant value and ultimately will play a role in the City's waste disposal plans.

EMPLOYEES

     The Company and its subsidiaries have 8 full-time employees.


ITEM 2.
DESCRIPTION OF PROPERTY

     The Company leases its 1,430 square feet of executive, finance and accounting offices at One Gateway Center, 25th floor, Newark, New Jersey 07102, on a month-to-month basis for $3,455.83 per month (excluding utilities and parking).

     In December 1995 NRCC purchased the Newark Property, located in the East Ward of Newark, New Jersey at the convergence of Routes 78, 1, 9 and the New Jersey Turnpike on which the Company hopes to locate its Newark Solid Waste Project. This site is encumbered by mortgages, which are in default, and foreclosure proceedings have been commenced (see Legal Proceedings, below).

     On March 29, 1996 the Company purchased 40.1 acres in northwest Miami/Dade County, Florida, where it plans to commence construction of its Florida Composting Facility.

     On October 2, 1996 the Company was assigned a lease commitment with the Township of Freehold, New Jersey for two parcels of land located in the Township of Freehold, County of Monmouth, State of New Jersey. One parcel consists of
10.462 acres and the second parcel consists of 8.296 acres. The lease is for approximately an additional 5 years. Should the Company sell ASI, its leasehold interest would be included in the sale.

     In January 1998 MRCINC purchased approximately 15 acres of real property in Freehold Township, Monmouth County, New Jersey on which the Company intended to construct an in-vessel composting facility. This property currently is the subject of a foreclosure proceeding.


ITEM 3.
LEGAL PROCEEDINGS

     The Company is involved in one material legal proceeding as a plaintiff, regarding the failure of the City of Miami to perform under a Restated Compost Recycling Agreement of November 30, 1995 (the "Restated Agreement") between Bedminster, a subsidiary of the Company, and the City of Miami. This lawsuit, filed in September, 1998 against the City of Miami, is seeking a judgment: (1) declaring that the Restated Agreement, as amended by the City's Resolution 98-224 of February 24, 1998 constitutes a valid and binding contract between the City and Bedminster; (2) setting the correct amount of the City's recycling costs during the term of the two year extension or establishing a fair and equitable procedure by which that amount shall be calculated; and (3) fixing the completion date for the composting facility, adjusted to take into account the period of time that the City has frustrated Bedminster's performance under the Contract. Depositions have been scheduled in this matter, and this proceeding is expected to be resolved during the year 2000.

     The material legal proceedings in which the Company is involved as a defendant are as set forth below.

1. Equity Investments of Delaware, Inc., Plaintiff v. Compost America Holding Company, Inc. and Newark Recycling and Composting Company, Inc., Defendants, filed in May, 1999 in the Superior Court of New Jersey for Essex County. On May 15, 1999, the Company, as Borrower, defaulted in the payment of a $1,000,000 Acquisition Refinancing Promissory Note, plus an additional $150,000 in accrued interest and penalties, payable to Equity Investments of Delaware, Inc., as Lender. The Lender also is the holder of a $2,000,000 Convertible Term Loan Promissory Note of the Borrower, due November 1, 2000. Both Notes are secured by a first mortgage on the Newark Property, owned by NRCC, which the Company intends to develop. The Lender obtained a default judgment against the Company in September 1999 for approximately $1,300,000 and in January 2000 commenced foreclosure proceedings, which are being contested by the Company. These foreclosure proceedings, if successful, would prevent the Company from developing the Newark Property.

2. Bio-Services, Inc., Plaintiff, v. Compost America Holding Company, Inc. Monmouth Recycling and Composting Company, Inc., Defendants, filed on September 4, 1998 in the Superior Court of New Jersey, Chancery Division, Monmouth County, Docket No. MONC 224-28.

    This is a claim for alleged breach of contractual obligations, seeking damages of approximately $333,125, plus 12,500 shares of the Company's common stock, plus interest and expenses. The Company has filed an answer denying all liability as asserted in the Complaint. A motion by the Plaintiff for summary judgment was granted by the Court in October 1999. The Company has made a settlement offer, and has filed a motion for reconsideration.

3. Brownfield Partners, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed on March 12, 1999 in the Superior Court, Law Division, Monmouth County, State of New Jersey, Docket No. MON-L-1248-89.

    These are two actions, one to collect a $200,000 mortgage note, secured by a first lien on the Company's 15 acre property in Freehold, New Jersey (the "Freehold Property"), and the second to foreclose on the Freehold Property. The Plaintiff was granted summary judgment on its action to foreclose and the suit to collect the mortgage note was dismissed.The Company is attempting to negotiate a settlement of this matter.

4. Kaplan Gottbetter & Levenson, LLP and Adam S. Gottbetter, Plaintiffs v. Compost America Holding Company, Inc., Defendant, filed on December 14, 1998 in the United States District Court, Southern District of New York.

    This is an action alleging breach of a consulting agreement and seeking compensatory damages of approximately $872,000, plus interest, costs and expenses. This matter was settled in September 1999 for $350,000, and the Company is making settlement payments, with the balance due down to $120,000 as at July 1, 2000.

5. NuCentury Auto, Inc., Plaintiff, v. Compost America Holding Company, Inc. and Chicago Recycling and Compost Company, Inc., Defendants, filed on February 28, 1998 in the Circuit Court of the Twelfth Judicial Circuit, Will County, State of Illinois, Docket # 99 L 129.

    This is a claim against the Company for $266,256 for site development work performed on behalf of the Company in Riverside, Illinois. The Company has filed an answer in this matter, and is defending this matter vigorously.

6. Kaysons International Corp., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in November, 1999 in the Supreme Court of New York, County of Westchester. This is an action for payment of a note in default in the amount of $150,000 plus interest at 10% plus penalty shares. Summary Judgment in the amount of $150,000 plus interest and costs was entered for the Plaintiff on March 3, 2000, which has been paid by the Company. However, the issue of penalty shares is still in controversy.

7. Kenny Nachwalter Seymour Arnold Critchlow & Spector, Plaintiff, v. Compost America Holding Company, Inc., Miami Recycling and Composting Company, Inc. and Bedminster Seacor Services Company, Inc., Defendants, filed in August 1999 with the American Arbitration Association in Miami, Florida. This is an arbitration action for approximately $154,000 in unpaid legal fees. This matter was settled for $100,000, with $30,000 paid on May 1, 2000, $25,000 on June 1 and July 1, 2000 and $20,000 payable on August 1, 2000.

8. B. Michael Pisani, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed January, 2000 in the Superior Court of New Jersey, Essex County. This is a claim by B. Michael Pisani for $175,000 plus interest, costs and legal fees based upon an alleged breach by the Company of his consulting agreement. The Plaintiff has moved for Summary Judgment. The Company intends to defend this matter vigorously.

9. Wragg & Casas Public Relations, Inc., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed March, 2000 in the Circuit Court for the 11th Judicial District, Miami-Dade County, Florida. This is a claim for public relations services rendered in the amount of $47,717.18 plus interest, costs and attorneys' fees. The Company is defending this matter.

10. Charles Lanktree and The 5 L's Partnership, LLP, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed June, 2000 in the Superior Court of New Jersey, Essex County. This is a claim for breach of contract seeking damages of $323,000 plus interest, plus 690,000 shares of the Company's common stock, based upon an alleged breach of contract by the Company. The Company intends to defend this matter vigorously.

     The status of other material claims involving the Company is as follows:

11. Internal Revenue Service. The Internal Revenue Service ("IRS") has noticed the Company of its claim for $61,000 in penalties and interest and $20,000 in back taxes. The Company contends that it already has paid the $20,000 in back taxes. The IRS is demanding payment and the Company is seeking to appeal this demand.

12. Loan From Vauxhall '98, L.L.C. On December 30, 1998 the Company borrowed $500,000 from Vauxhall '98, L.L.C. This loan provided for a maturity date of November 30, 2000, or earlier if the Company received a series of loans totalling at least $1,500,000. The Company has received loans totalling in excess of $1,500,000, and therefore this loan is now due. The Company has repaid a part of this loan, reducing the balance due down to $387,187.50 and, to date, the lender has not taken any steps to declare an event of default or to collect the loan.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE


                                     PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until October 7, 1999 shares of the Company's common stock had traded on the Electronic Bulletin Board of the National Association od Securities Dealers, Inc. ("NASD") under the symbol "CAHC". During the period October 7, 1999 through June 14, 2000, when the Company was significantly delinquent in its filings with the Securities and Exchange Commission ("SEC"), this trading was transferred by the NASD to the "pink sheets" . During the period September 14, 1999 through October 7, 1999 inclusive, the shares had traded under the symbol "CAHCE" as a notice that the trading of the shares was being moved from the Electronic Bulletin Board to the "pink sheets". On June 15, 2000, with the Company again timely in its filings with the SEC, the trading of its shares resumed on the Electronic Bulletin Board under the symbol "CAHC".

     The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for these shares. Such prices necessarily reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                       Quarterly Common Stock Price Range

                                 HIGH BID    LOW BID
                                 --------    -------
1998/1999:
Quarter ended 7/31..............  $1.94       $1.25
Quarter ended 10/31.............  $1.69       $0.88
Quarter ended 1/31..............  $1.56       $0.63
Quarter ended 4/30..............  $1.44       $0.60

1999/2000:
Quarter ended 7/31............    $0.63       $0.38
Quarter ended 10/31...........    $0.38       $0.13
Quarter ended 1/31............    $0.25       $0.13
Quarter ended 4/30............    $0.51       $0.13

     As of June 30, 2000 there were approximately 357 holders of record of the shares of the Company's Common Stock.

     To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future will be limited by preferred stock issuances and may be limited by future preferred stock issuances or by lenders.

     During the fiscal quarter ended April 30, 2000, the Company issued 3,262,739 shares of its common stock, without registering the securities under the Securities Act of 1933, as amended, to 17 individuals for dividends on Preferred Shares paid in common stock in lieu of cash and to 1 individual for services rendered valued at prices ranging from $0.17 to $0.50 per share. There were no underwriters involved in the transaction, and no underwriting discounts or commissions. In light of the small number of purchasers and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.


ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS

     The Company continues to incur significant losses from its operations and development activities. Revenues less operating costs, selling, general and administrative expenses and net interest expense (interest expense less interest income) resulted in a net loss of $10,697,201 as at April 30, 2000, as compared to a net loss of $26,290,252 as at April 30, 1999. Net loss applicable to common shareholders was $19,323,326 for the fiscal year ended April 30, 2000, as compared to a loss of $30,850,967 for the fiscal year ended April 30, 1999. The Company has incurred losses since its inception, with an accumulated deficit of $73,595,245 as at April 30, 2000 and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     As a result of the sale of EPIC on June 15, 2000, the results of operations for all years presented have been restated to incorporate the accounting treatment for discontinued operations.

For the year ended April 30, 2000 the Company's consolidated revenues were $317,848, compared to $217,129 for the prior fiscal year. The Company's operating loss for the fiscal year ended April 30, 2000 was $6,166,405 as compared to an operating loss of $21,478,566, which included $10,721,161 as a provision for impairment (primarily the write-off of capitalized project costs). The Company's net loss from continuing operations before income tax benefit for the year ended April 30, 2000 decreased by $23,015,738 to $9,781,434 from $32,797,172 for the prior year due primarily to the aforementioned provision for impairment of $10,721,161, a decrease of $2,318,879 in selling, general and administrative expenses, a decrease in net interest expense of $6,441,446 and a decrease in depreciation and amortization expense of $2,235,629.


EPIC's revenues for the fiscal year just ended were $23,952,073 and it had a net loss of $915,767, as compared to EPIC's revenues for the year ended April 30, 1999 of $22,032,853 and a net loss of $1,366,540 for that period. However, EPIC's income before interest, income taxes, compensation for stock options, depreciation and amortization and impairment of assets was $5,100,385 as compared to $4,335,301 for the prior fiscal year.

Liquidity and Capital Resources

     Since its inception, the Company has continuously met its liquidity needs primarily from the proceeds of the sale of its Common Stock, loans and advances made by affiliates, including directors and principal shareholders, and loans made by unaffiliated individuals and institutions. For the year ended April 30, 2000 the Company secured funding through various loans and advances from related and unrelated parties, no funding from the sale of common stock, as compared to $902,001 for the prior fiscal year and $6,270,000 from loans, as compared to $23,126,563 for the prior fiscal year. For the fiscal year ending April 30, 2001 the Company will be faced with significant cash needs to meet current obligations, and to provide additional development capital including ongoing corporate overhead and to refinance existing loans. The Company hopes to meet its liquidity needs through the sale of ASI, project financing and additional loans and/or the sale of common and preferred shares as well as income from the lease of the Newark property. For the period May 1, 2000 through July 15, 2000 the Company secured additional funding of approximately $40,500,000 from loans from unrelated parties, land lease proceeds and proceeds from the sale of EPIC. Approximately $31,500,000 of these funds were used to pay closing costs, liabilities assumed from EPIC, related party debt and various notes and accounts payable of the Company and to purchase membership interests in AMR.

     The Company's strategy to reduce and eventually eliminate these deficits entails (1) the sale of American Soil, Inc., (2) the generation of revenues from its Florida Property by the construction and operation of the Florida Composting

Project, (3) the generation of revenues from its Newark Property, either by the construction and operation of the Newark Solid Waste Project and/or the development and lease of the property, (4) the acquisition of additional operating companies and (5) the implementation of stringent controls on development expenses, which already have been initiated by the Company's Office of the President. This strategy is dependent upon (1) the sale of ASI, (2) securing the approvals of certain permits for the Company's Newark and Florida Projects from various regulatory authorities, (3) receiving substantial financing for acquisitions and for the construction and development of these Projects and (4) obtaining loan extensions and/or standstills from the Company's major creditors.

     There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. If the Company is unable to secure additional financing, attain future profitable operations and complete the ASI sale, its ability to implement its growth strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     Should the Company be able to secure financing for the Newark and/or Florida Projects, then it is anticipated that some portion of the previously financed project costs will be repaid to the Company. However, such financings, if secured, would not be closed until the end of calendar year 2000 at the very earliest, and future revenues generated from these Projects would not be anticipated until the fiscal year ended April 30, 2002, at the earliest.

     The Company does not incur any significant product research and development expenses. The sale of EPIC resulted in a reduction in the number of the Company's employees from 88 down to 8. There are no seasonal aspects that have a material effect on the financial condition or results of operations of the Company.

               SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

   This Report on Form 10-KSB including, without limitation, this Management's Discussion and Analysis, contains forward-looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected" or other similar words. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financings; rapid technological change; change in permitting and environmental regulations; inability to attract and retain key personnel; Year 2000 compliance issues; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.


ITEM 7.
FINANCIAL STATEMENTS

(a)  Consolidated Balance Sheet as of April 30, 2000

(b) Consolidated Statements of Operations for the fiscal years ended April 30, 2000 and April 30, 1999

(c) Consolidated Statements of Redeemable Preferred and Common Stocks and Stockholders' Deficiency for the fiscal years ended April 30, 2000 and April 30, 1999

(d) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2000 and April 30, 1999

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

     On September 9, 1999 the Company engaged Rothstein, Kass & Company, P.C. as its accountants to render its report on the Company's financial statements for the fiscal year ended April 30, 1999. Rothstein, Kass & Company, P.C. also will render its report on the Company's financial statements for the fiscal year ended April 30, 2000.


                                    PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                        Directors and Executive Officers

     The following persons were directors, executive officers and consultants acting as members of the Office of the President of the Company as at June 30, 2000.

   NAME                    AGE      POSITION(S)
----------------           ---    ---------------------------------
Christopher J. Daggett     50     Office of the President

Marvin H. Roseman          71     Office of the President; President
                                  of all Subsidiaries, Principal
                                  Financial Officer

Richard L. Franks          56     Vice President and General
                                  Counsel, Secretary

Anthony P. Cipollone       37     Treasurer, Controller;
                                  Principal Accounting Officer

Charles R. Carson          54     Director

Peter Petrillo             40     Director

John T. Shea               50     Director

Christopher R. Smith       35     Director

     The Company's by-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. A Stockholders Agreement and a Director Appointment Agreement among the Company and certain principal stockholders of the Company requires support of the election of certain nominees of Wasteco Ventures Limited (currently Peter Petrillo, John T. Shea and Christopher R. Smith) to the Company's Board of Directors. The board of directors has an audit committee consisting of Charles
R. Carson (Chairman) and Peter Petrillo.

     Since April 1999, the Company has been managed by an Office of the President, which positions, since August 1999, have been held solely by two consultants, Christopher J. Daggett and Marvin H. Roseman.

                             OFFICERS AND DIRECTORS

CHRISTOPHER J. DAGGETT - OFFICE OF THE PRESIDENT

     Christopher J. Daggett joined the Company's Office of the President in April, 1999. Since 1996, Mr. Daggett has been the President of Chadwick Partners, a firm seeking to acquire, remediate and redevelop or sell environmentally impaired real estate and environmentally impaired companies. From 1990 through 1996, prior to forming Chadwick Partners, Mr. Daggett was a Managing Director of William E. Simon & Sons, a New Jersey based investment firm.

MARVIN H. ROSEMAN - OFFICE OF THE PRESIDENT; PRESIDENT OF ALL SUBSIDIARIES

     Marvin H. Roseman joined the Company's Office of the President in April 1999. From 1994 through the present, Mr. Roseman is the President of Bentley, King Associates, a business consulting firm located in Las Vegas, Nevada.

RICHARD L. FRANKS - VICE PRESIDENT AND GENERAL COUNSEL, SECRETARY

     Richard L. Franks joined the Company in February, 1999. From 1997 through the present, Mr. Franks has been the Managing Director of Aegis Green Ltd., Isle of Jersey, U.K., a waste-to-energy company. From 1992 through 1997 he served as the General Counsel of Waste Solutions, Inc. a Houston, Texas based composting company, and as the Director of Legal Affairs of L.A. Water Treatment Corporation, a Los Angeles, California based construction company. Both L.A. Water Treatment Corporation and Waste Solutions, Inc. are owned by Thames Water PLC of London, England.

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

CHRISTOPHER R. SMITH - DIRECTOR

     Christopher R. Smith, now Chief Executive Officer of COMC, Inc., a public company, has been an independent consultant in the telecommunications industry since August 1999. From 1992 through August 1999 he was a Vice President in the merchant banking and direct equity investments group at Wafra Investment Advisory Group, Inc. Mr. Smith became a Director of the Company in 1997.


ITEM 10.
EXECUTIVE COMPENSATION

   (b)  SUMMARY COMPENSATION TABLE


Name                       Annual Compensation                                       All
and               Fiscal                                 Other         Long-        Other
Principal          Year                                  Annual        Term         Compen-
Position          Ended        Salary         Bonus      Comp.         Comp.        sation
----------        -------      -------        -----      ------       -------       -------
Christopher       4/30/00     $320,000(1)     none       none          none        $ 13,371
Daggett,          4/30/99     $ none          none       none          none        $ none
Office of         4/30/98     $ none          none       none          none        $ none
the President

Marvin H.         4/30/00     $320,000(1)     none       none          none        $145,793(2)
Roseman,          4/30/99     $ none          none       none          none        $ none
Office of         4/30/98     $ none          none       none          none        $ none
the President

Roger E.          4/30/00     $ none          none       none          none        $ none
Tuttle,           4/30/99     $225,000        none       none          none        $  9,210
former Pres.      4/30/98     $350,000        none       none          none        $ 12,488
and CEO

Robert J.         4/30/00     $325,000        none       none          none        $535,000(3)
Longo,            4/30/99     $325,000        none       none          none        $242,200(3)
President         4/30/98     $162,500(4)     none       none          none        $  3,600
of EPIC

Richard L.        4/30/00     $236,307(5)     none       none          none        $ 72,000(2)
Franks,           4/30/99     $ none          none       none          none        $ none
VP and            4/30/98     $ none          none       none          none        $ none
Secretary

Anthony P.        4/30/00     $150,000        none       none          none        $  3,600
Cipollone,        4/30/99     $126,923        none       none          none        $ none
Treasurer         4/30/98     $ 33,654        none       none          none        $ none


(1) Paid as a Consulting Fee. Includes $80,000 paid for services rendered during the prior fiscal year.

(2)  Primarily reimbursement for living and related expenses.

(3) Includes a fee of $700,000 for providing a personal indemnification for a surety bond issued to the Company, and other reimburseable expenses.

(4)  Commencing November 3, 1997

(5)  Includes $44,307 paid for services rendered during the prior fiscal year.

   (c)  OPTIONS/SAR GRANTS TABLE

                   Number of    %age of
                   Shares       Total
                   Under-       Options
                   lying        Granted
                   Options      in Fiscal    Exercise or Base      Expiration
Name               Granted      Year         Price Per Share       Date
------------       ---------    ---------    ----------------      ----------
C. Daggett           none         n/a              n/a                n/a
M. Roseman           none         n/a              n/a                n/a
R. Tuttle            none         n/a              n/a                n/a
R. Longo             none         n/a              n/a                n/a
R. Franks            none         n/a              n/a                n/a
A. Cipollone         none         n/a              n/a                n/a

   (d)  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
        FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                        Number of       Value of
                                        Shares Under    Unexercised
                                        Unexercised     In-the-Money
                  Shares                Options at      Options at
                  Acquired   Value      FY-End; Exer/   FY-End; Exer/
Name              On Exerc.  Realized   non-Exer'able   Non-Exer'able (2)
-------           ---------  --------   ------------    ------------
C. Daggett          none      none           none           n/a
M. Roseman          none      none           none           n/a
R. Tuttle           none      none      1,209,875           n/a
R. Longo            none      none      1,500,000 (1)       n/a
R. Franks           none      none         50,000           n/a
A. Cipollone        none      none        350,000           n/a

(1)  900,000 shares exercisable, 600,000 shares non-exercisable

(2) The market price of the Company's common stock as at its April 30, 2000 fiscal year end was $0.25 per share, so no options were "in-the-money".

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

     On May 1, 1997 the Company entered into an amended employment agreement with its then President, Roger E. Tuttle. His agreement provided for employment as the Company's President through August 1, 2004 at an initial annual salary of $350,000 (of which $125,000 was not to be paid until the Company's cash resources allow payment thereof) with annual increases commensurate with the growth of the Company, plus a bonus of 5% of the Company's Consolidated Net Income After Taxes on the first $25,000,000 thereof and 2% thereafter. In addition, Mr. Tuttle also received options to purchase 1,000,000 shares of the Company's common stock at $2.50 per share exercisable through August 1, 2004. In addition, he was to receive a one-time bonus of $500,000 when the Company's common shares were accepted for listing on The NASDAQ Small Cap Stock Market or National Market System.

     This agreement was further amended effective May 1, 1999 and was terminated by the Company for cause in August 1999. Mr. Tuttle disputed this termination for cause and on June 15, 2000 this matter between the Company and Mr. Tuttle was resolved by mutual agreement, at which time Mr. Tuttle was paid $300,000, with an additional $600,000 to be paid over 36 months. Mr. Tuttle also was issued 930,000 shares of the Company's common stock to replace shares previously distributed by him on behalf of the Company, the exercise price for his 1,000,000 options was reduced to $1.50 and the expiration date for these options was extended to March 31, 2005.

     On November 3, 1997 the Company's wholly owned subsidiary, EPIC, entered into an employment agreement with Robert J. Longo. His agreement provided for employment as the President of EPIC, Inc. through September 15, 2002 at an initial annual salary of $325,000 and a bonus formula, plus options to purchase 1,500,000 shares of the Company's common stock at $1.00 per share exercisable through September 16, 2002, which options vested 500,000 initially, and 200,000 annually commencing September 15, 1998. EPIC was sold by the Company on June 15, 2000 and this Agreement was terminated, at which time a termination payment of $900,000 was made to Mr. Longo.

     The Company entered into an employment agreement with Richard L. Franks, the Company's Vice President, Secretary and General Counsel, for a five year term effective February 1, 1999. The agreement calls for an annual salary of $192,000, a bonus of $100,000 upon the financial closing of each of the Miami and Newark Projects and options to purchase 50,000 shares of the Company's common stock at an exercise price of $1.22 per share for a period of five years.

     The Company entered into an employment agreement with Anthony P. Cipollone, the Company's Treasurer and Controller, in September 1998 through April 2001 which calls for an annual salary of $150,000 plus options to purchase 350,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of three years.

     Since April 1999, the Company has been managed by an Office of the President, which positions, since August 1999, have been held solely by two consultants, Christopher J. Daggett and Marvin H. Roseman. From April 1999 through June 2000, each served on a month-to-month basis, and each was paid $20,000 per month, plus expenses.

     Effective June 29, 2000, the Company entered into a Consulting Agreement with Bentley King Associates, Inc. which provided for the Company obtaining the consulting services of its President, Marvin H. Roseman, for a three year term, during which term Mr. Roseman will be a member of the Company's Office of the President, for a monthly fee of $20,000, plus options granted to Bentley King Associates, Inc. to purchase 1,200,000 shares of the Company's common stock at $0.01 per share for a period of ten years and to purchase an additional 2,000,000 shares, which options will be granted only if certain performance levels are reached.

     Effective June 29, 2000, the Company entered into a Consulting Agreement with Chadwick Partners, LLC which provided for the Company obtaining the consulting services of its President, Christopher J. Daggett, for a three year term, during which term Mr. Daggett will be a member of the Company's Office of the President, for a monthly fee of $20,000, plus options granted to Chadwick Partners, LLC to purchase 1,200,000 shares of the Company's common stock at $0.01 per share for a period of ten years and to purchase an additional 2,000,000 shares, which options will be granted only if certain performance levels are reached.

   (h) REPORT ON REPRICING OF OPTIONS/SARS - None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The Company's only class of voting securities is its Common Stock.

     The following table sets forth, as of June 30, 2000, all persons known by the Company to be a beneficial owner of more than five percent of the Company's Common Stock and the Common Stock ownership in the Company, directly or indirectly, by each of its directors and executive officers and by all directors and executive officers of the Company as a group.

                                   Amount and
                                   Nature of
Name and Address                   Beneficial              Percent of
of Beneficial Owners (1)           Ownership                  Class
------------------------           -----------             -----------
Bentley King Associates, Inc.      1,200,000 (2)               2.0%
 7960 Castle Pines Avenue
 Las Vegas, NV 89113

Charles R. Carson                    238,334 (3)                *
 70 Mendota Avenue
 Rye, NY 10580
 (Director)

Chadwick Partners, LLC             1,259,375 (4)               2.1%
 764 Easton Avenue
 Somerset, NJ 08873

Anthony P. Cipollone                 370,000 (5)                *
 7 Halley Drive
 Pomona, NY 10970
 (Treasurer, Controller)

Christopher J. Daggett                 (4)                       0%
 96 Deer Ridge Road
 Basking Ridge, NJ 07927
 (Office of the President)

Richard L. Franks                     50,000 (6)                 *
 8821 South Blue Mountain Pl.
 Highlands Ranch, CO 80126
 (Vice President, General
  Counsel, Secretary)

Peter Petrillo                         none                      0%
 243 Peachtree Drive
 East Norwich, NY 11732
 (Director)

Marvin H. Roseman                      (2)                       0%
 7960 Castle Pines Avenue
 Las Vegas, NV 8913
 (Office of the President)

John T. Shea                           none                      0%
 94 Emily Road
 Far Hills, NJ 07931
 (Director)

Christopher R. Smith                   none                      0%
 21 Middlesex Road
 Darien, CT 06820
 (Director)


W-L Associates, LLC               20,506,259 (7)              34.1%
 Citco Building, Wickham's Cay
 P.O. Box 662
 Roadtown, Tortola, BVI

Officers and Directors            23,623,968 (8)              37.4%
As A Group (8 Persons)

-------------------
* Less than 1%

(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned.

(2) Includes 1,200,000 shares which may be acquired by Bentley King Associates, Inc. within sixty (60) days upon the exercise of options. Marvin H. Roseman is the President of Bentley King Associates, Inc.

(3) Includes 238,334 shares which may be acquired by Mr. Carson within sixty
(60) days upon the exercise of options.

(4) Includes 4,375 shares owned directly and 1,255,000 shares which may be acquired by Chadwick Partners, LLC within sixty (60) days upon the exercise of options. Christopher J. Daggett is the President of Chadwick Partners, LLC.

(5) Includes 20,000 shares owned directly by Mr. Cipollone and 350,000 shares which may be acquired by Mr. Cipollone within sixty (60) days upon the exercise of options.

(6) Includes 50,000 shares which may be acquired by Mr. Franks within sixty (60) days upon the exercise of options.

(7) When authorized, on an item-by-item basis, John T. Shea acts as attorney-in-fact for Wasteco Ventures Limited and W-L Associates, LLC.

(8) Includes 3,093,334 shares which may be acquired within sixty (60) days upon the exercise of options and warrants. As at June 30, 2000, the Company had 60,127,408 shares outstanding. An additional 18,934,445 shares were subject to acquisition within sixty (60) days upon the exercise of options and warrants and the conversion of notes, for a total of 79,061,853.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Employment agreements of Roger E. Tuttle, Robert J. Longo, Richard L. Franks and Anthony P. Cipollone and Consulting Agreements with Bentley King Associates, Inc. (Marvin H. Roseman) and Chadwick Partners, LLC (Christopher J. Daggett) and Termination Agreements with Roger E. Tuttle and Robert J. Longo are set forth in Item 10 above.

     During the fiscal year ended April 30, 1999, while serving as a Director of the Company, Robert J. Longo earned a fee of $700,000 from the Company for providing a personal indemnification for a surety bond acquired by the Company. $225,000 of this fee was paid in the fiscal year ended April 30, 1999.

     In June 2000, Churchill Capital, Inc., of which Charles Carson, a Director of the Company, is a principal was paid a fee of $790,000 for their assistance in arranging for the sale of EPIC. In June 2000, Mr. Carson was paid $72,600, and is still owed approximately $170,000, for financial advisory services provided in prior years by Quirk, Carson & Peppet, of which Mr. Carson was a principal.


ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

     a.    Exhibits required by Item 601 of Regulation S-B

         2.  Plan of Acquisition,
             Reorganization, etc.              (1), (7)

         3.  Articles of Incorporation         (1), (2), (3), (4), (6)
             and By-Laws

         4.  Instruments defining the          (1), (2), (3), (4), (5),
             Rights of Security Holders        (7)

         9.  Voting Trust Agreement            (2), (3), (7)

         10. Material Contracts                (2), (8)

         11. Statement re Computation of Per Share Earnings - See Note 4 to Consolidated Financial Statements

         13. Annual or Quarterly Reports       none

         16. Letter on Change in               none
             Certifying Accountant

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

(2) Incorporated by Reference to Report on Form 8-K dated November 3, 1997 and filed November 17, 1997

(3) Incorporated by Reference to Report on Form 8-K dated December 12, 1997 and filed December 24, 1997

(4) Incorporated by Reference to Report on Form 8-K dated April 27, 1998 and filed May 4, 1998

(5) Incorporated by Reference to Report on Form 8-K dated June 15, 1998 and filed June 19, 1998

(6) Incorporated by Reference to Report on Form 8-K dated July 30, 1998 and filed August 11, 1998

(7) Incorporated by Reference to Report on Form 8-K/A dated June 15, 2000 and filed June 21, 2000

(8) Incorporated by Reference to Report on Form 8-K dated June 29, 2000 and filed July 14, 2000

   (b) Reports on Form 8-K during the last quarter

     1. A report on Form 8-K was filed on April 4, 2000 to report events on March 21, 2000; the entering into a Stock Purchase Agreement with Synagro Technologies, Inc. for the sale of Environmental Protection & Improvement Company, Inc. and the amending of the Designation of Rights of the Company's Series A, Series C and Series D Preferred Shares. No financial statements were included in this filing.

                      COMPOST AMERICA HOLDING COMPANY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                 APRIL 30, 2000

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Page



     Independent Auditors' Report                                         F-1

     Consolidated Balance Sheet                                       F-2-F-3

     Consolidated Statements of Operations                                F-4

     Consolidated Statements of Redeemable Preferred and Common           F-5
      Stocks and Stockholders' Equity (Deficit)

     Consolidated Statements of Cash Flows                            F-6-F-7

     Notes to Consolidated Financial Statements                      F-8-F-25

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Compost America Holding Company, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Compost America Holding Company, Inc. and Subsidiaries (the Company) as of April 30, 2000, and the related consolidated statements of operations, redeemable preferred and common stocks and stockholders' equity (deficit), and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Compost America Holding Company, Inc. and Subsidiaries as of April 30, 2000, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a significant working capital deficit, an accumulated deficit and a stockholders' deficit, and has incurred losses since its inception and is in default of certain loan covenants that give the lenders certain rights. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company's growth strategy will require substantial additional funds. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the Company sold its wholly-owned subsidiary Environmental Protection & Improvement Company, Inc. ("EPIC") in June 2000. The accompanying consolidated financial statements have been prepared with the net assets and operations of EPIC accounted for as discontinued operations. EPIC accounted for substantially all of the Company's operations.



                                                 ROTHSTEIN, KASS & COMPANY, P.C.



Roseland, New Jersey
July 11, 2000

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2000



                                     ASSETS


Current assets

  Cash and cash equivalents                                                 $    70,785
  Accounts receivable                                                            15,045
  Net assets of discontinued operations and deferred tax asset               26,547,932
                                                                            -----------
     Total current assets                                                    26,633,762

Property, plant and equipment, net                                           11,653,783

Other assets                                                                  1,439,623
                                                                            -----------
                                                                            $39,727,168
                                                                            ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Notes payable                                                             $16,981,658
  Due to related parties                                                      9,788,577
  Accounts payable                                                            3,541,347
  Accrued interest                                                            4,279,021
  Accrued dividends                                                           2,266,625
  Accrued expenses                                                            2,114,914
                                                                            -----------
     Total current liabilities                                               38,972,142
                                                                            ===========



          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                 April 30, 2000



                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)


Redeemable Preferred and Common stock
 Series A Preferred, 169,000 shares authorized, issued,
 and outstanding (liquidation value of $17,576,000)                                      $7,975,145

 Series B Preferred, 400,000 shares issued,
 and outstanding (liquidation value of $1,250,025)                                        1,240,000

 Series C Preferred, 91,000 shares authorized, issued,
 and outstanding (liquidation value of $10,610,600)                                       5,492,408

 Series D Preferred, 17,500 shares authorized, 8,771 issued,
 and outstanding (liquidation value of $947,100)                                            414,365

 Common stock, no par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                                        1,770,836
                                                                                       ------------
   Total Redeemable Preferred and Common stock                                           16,892,754
                                                                                       ------------

Stockholders' deficit
 Preferred stock, no par value; 25,000,000 shares authorized; none issued
 Preferred stock Series B, Convertible, 5,000,000 shares authorized; 1,000
 shares issued and outstanding                                                                2,500
 Common stock, no par value; 100,000,000 shares authorized;
 58,160,842 shares issued and outstanding                                                45,531,540
 Additional paid-in capital                                                              14,127,222
 Common stock and warrants to be issued                                                     708,755
 Accumulated deficit                                                                    (73,595,245)
 Deferred compensation                                                                   (1,487,500)
 Treasury stock, 1,150,000 common shares, at cost                                        (1,425,000)
                                                                                       ------------
   Total stockholders' deficit                                                          (16,137,728)
                                                                                       ------------

                                                                                       $ 39,727,168
                                                                                       ============


          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   Years Ended April 30,
                                                                               2000                     1999
                                                                          ------------              ------------
Revenues                                                                  $    317,848              $    217,129
                                                                          ------------              ------------

Costs and expenses

 Operating                                                                      95,484                    31,257
 Selling, general and administrative                                         6,237,969                 8,556,848
 Depreciation and amortization                                                 150,800                    89,093
 Provision for impairment                                                                             10,721,161
                                                                          ------------              ------------

                                                                             6,484,253                19,398,359
                                                                          ------------              ------------

Operating loss from continuing operations                                   (6,166,405)              (19,181,230)
                                                                          ------------              ------------

Other income (expense)
 Interest expense                                                           (4,099,241)              (15,522,165)
 Interest income                                                               739,263                 3,423,396
 Loss on investment                                                                                     (819,129)
 Other, net                                                                   (255,051)                 (698,044)
                                                                          ------------              ------------

Loss from continuing operations
 before income tax benefit                                                  (9,781,434)              (32,797,172)

Income tax benefit                                                                                     7,873,460
                                                                          ------------              ------------
Loss from continuing operations                                             (9,781,434)              (24,923,712)

Loss from discontinued operations                                             (915,767)               (1,366,540)
                                                                          ------------              ------------
Net loss                                                                   (10,697,201)              (26,290,252)

Preferred stock dividends                                                   (5,678,434)               (1,519,761)

Accretion on preferred stock                                                (2,947,691)               (3,040,954)
                                                                          ------------              ------------
Net loss applicable to common stockholders                                $(19,323,326)             $(30,850,967)
                                                                          ============              ============

Net loss per common share, basic and diluted
 From continuing operations                                               $      (0.33)             $      (0.67)
 From discontinued operations                                                    (0.02)                    (0.03)
                                                                          ------------              ------------
Net loss                                                                  $      (0.35)             $      (0.70)
                                                                          ============              ============


          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


               CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED AND
                COMMON STOCKS AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   -----------------------------------------------------------------
                                                              Series A                        Series B      Series C
                                                   -----------------------------   ---------------------------------
                                                      Shares            Amount       Shares      Amount      Shares
                                                   -----------       -----------   ----------  -----------  --------
 Balances, April 30, 1998                              169,000         $5,710,521           -  $         -    91,000
 Proceeds from sales of Common stock,
  net of transaction costs
 Common stock issued for project costs
 Common stock issued for services
 Common stock issued in connection with debt
 Common stock issued for interest
 Reimbursement shares
 Antidilution shares
 Amortization of deferred compensation
 Revaluation of Common stock to redemption value
 Conversion of Preferred stock to Redeemable                                          400,000    1,240,000
  Preferred stock
 Conversion of Common stock to Redeemable
  Common stock
 Accretion of Preferred stock                                           1,037,133
 Options and warrants issued for services
 Options and warrants issued in connection with
  debt financing
 Debt conversion preference
 Shares to be issued for services
 Purchase of 1,150,000 shares of treasury stock
 Preferred stock dividends
 Net loss
                                                   -----------       -----------   ----------  -----------  --------

 Balances, April 30,1999                               169,000         6,747,654      400,000    1,240,000    91,000
 Common stock issued for services
 Common stock issued in connection with debt
 Common stock and warrants to be issued
 in connection with settlements
 Common stock issued for interest
 Amortization of deferred compensation
 Accretion of Preferred stock                                           1,227,491
 Shares to be issued for services
 Redemption of Series D Preferred stock
 for investment in joint venture
 connection with investment option
 Preferred stock dividends
 Net loss
                                                   -----------        ----------   ----------  -----------  --------
 Balances, April 30,2000                               169,000       $ 7,975,145      400,000  $ 1,240,000    91,000
                                                   ===========        ==========   ==========  ===========  ========


                               [RESTUBBED TABLE]

                                                            Redeemable Preferred Stock
                                                     ---------------------------------------
                                                         Series C             Series D        Redeemable Common Stock
                                                     -------------  ------------------------  ------------------------
                                                          Amount       Shares      Amount       Shares       Amount
                                                     -------------  ----------  ------------  ---------    -----------
 Balances, April 30, 1998                               $2,441,927      17,500      $613,711          -         $    -
 Proceed from sales of Common stock,
  net of transaction costs
 Common stock issued for project costs
 Common stock issued for services
 Common stock issued in connection with debt
 Common stock issued for interest
 Reimbursement shares
 Antidilution shares
 Amortization of deferred compensation
 Revaluation of Common stock to redemption value
 Conversion of Preferred stock to Redeemable
  Preferred stock
 Conversion of Common stock to Redeemable                                                       553,386      1,770,836
  Common stock
 Accretion of Preferred stock                            1,387,990                   615,831
 Options and warrants issued for services
 Options and warrants issued in connection with
  debt financing
 Debt conversion preference
 Shares to be issued for services
 Purchase of 1,150,000 shares of treasury stock
 Preferred stock dividends
 Net loss
                                                     -------------  ----------  ------------ ----------    -----------
 Balances, April 30,1999                                 3,829,917      17,500     1,229,542    553,386      1,770,836
 Common stock issued for services
 Common stock issued in connection with debt
 Common stock and warrants to be issued
 in connection with settlements
 Common stock issued for interest
 Amortization of deferred compensation
 Accretion of Preferred stock                            1,662,491                    57,709
 Shares to be issued for services
 Preferred stock returned in
 connection with investment option                                      (8,729)     (872,886)
 Preferred stock dividends
 Net loss
                                                     -------------  ----------  ------------  ---------    -----------
 Balances, April 30,2000                              $  5,492,408       8,771   $   414,365    553,386    $ 1,770,836
                                                     =============  ==========  ============  =========    ===========

                               [RESTUBBED TABLE]


                                                                                              Stockholders' Equity (Deficit)
                                                                                ----------------------------------------------------
                                                                                                                           Common
                                                                                                                         Stock and
                                                               Series B                                                  Warrant to
                                                            Preferred Stock              Common Stock        Additional   be issued
                                                       -----------------------  ----------------------------   Paid-in  ------------
                                                          Shares      Amount       Shares            Amount    Capital      Shares
                                                       ----------   ----------  ----------         ---------  --------  ------------
 Balances, April 30, 1998                                401,000    $281,963     39,316,578      $34,248,453 $10,154,931    320,552
 Proceed from sales of Common stock,
  net of transaction costs                                                        1,397,000          902,001
 Common stock issued for project costs                                              171,000          139,200
 Common stock issued for services                                                 2,643,138        1,933,083
 Common stock issued in connection with debt                                      1,364,528        1,699,873
 Common stock issued for interest                                                   285,000          137,168
 Reimbursement shares                                                               800,000          871,375
 Antidilution shares                                                                447,376          290,794
 Amortization of deferred compensation
 Revaluation of Common stock to redemption value                                                   1,148,276
 Conversion of Preferred stock to Redeemable            (400,000)   (279,463)
  Preferred stock
 Conversion of Common stock to Redeemable                                          (553,386)      (1,770,836)
  Common stock
 Accretion of Preferred stock
 Options and warrants issued for services                                                                      1,437,253
 Options and warrants issued in connection with                                                                2,368,163
  debt financing
 Debt conversion preference                                                                                      166,875
 Shares to be issued for services                                                                                            57,000
 Purchase of 1,150,000 shares of treasury stock
 Preferred stock dividends                                                        1,530,777        1,460,759                481,012
 Net loss
                                                     -----------    --------   ------------    ------------- ----------- ----------
 Balances, April 30,1999                                   1,000       2,500     47,402,011       41,060,146  14,127,222    858,564
 Common stock issued for services                                                   276,375           83,510                (57,000)
 Common stock issued in connection with debt                                        923,410          362,548
 Common stock and warrants to be issued                                                                                   1,412,180
 in connection with settlements
 Common stock issued for interest                                                   150,000           46,200
 Amortization of deferred compensation
 Accretion of Preferred stock
 Shares to be issued for services                                                                                          (801,564)
 Preferred stock returned in
 connection with investment option
 Preferred stock dividends                                                        9,409,046        3,979,136
 Net loss
                                                     -----------    --------   ------------    ------------- -----------  ---------
 Balances, April 30,2000                                   1,000    $  2,500     58,160,842    $  45,531,540 $14,127,222  1,412,180
                                                     ===========    ========   ============    ============= ===========  =========

                               [RESTUBBED TABLE]

                                                                               Stockholders' Equity (Deficit)
                                                      -----------------------------------------------------------------------------
                                                        Common
                                                       Stock and
                                                      Warrants to
                                                       be Issued
                                                      -----------     Accumulated         Deferred       Treasury
                                                         Amount         Deficit         Compensation      Stock            Total
                                                      -----------    ------------       ------------    ----------      ----------
 Balances, April 30, 1998                            $  508,325    $ (23,420,952)    $  (2,677,500)     $        -    $ 19,095,220
 Proceed from sales of Common stock,
  net of transaction costs                                                                                                 902,001
 Common stock issued for project costs                                                                                     139,200
 Common stock issued for services                                                                                        1,933,083
 Common stock issued in connection with debt                                                                             1,699,873
 Common stock issued for interest                                                                                          137,168
 Reimbursement shares                                                                                                      871,375
 Antidilution shares                                                                                                       290,794
 Amortization of deferred compensation                                                     595,000                         595,000
 Revaluation of Common stock to redemption value                                                                         1,148,276
 Conversion of Preferred stock to Redeemable                                                                              (279,463)
  Preferred stock
 Conversion of Common stock to Redeemable                                                                               (1,770,836)
  Common stock
 Accretion of Preferred stock                                         (3,040,954)                                       (3,040,954)
 Options and warrants issued for services                                                                                1,437,253
 Options and warrants issued in connection with                                                                          2,368,163
  debt financing
 Debt conversion preference                                                                                                166,875
 Shares to be issued for services                        31,800                                                             31,800
 Purchase of 1,150,000 shares of treasury stock                                                         (1,425,000)     (1,425,000)
 Preferred stock dividends                               59,002       (1,519,761)                                                -
 Net loss                                                            (26,290,252)                                      (26,290,252)
                                                     ----------    ---------------   -------------     -----------    ------------
 Balances, April 30,1999                                599,127      (54,271,919)       (2,082,500)     (1,425,000)     (1,990,424)
 Common stock issued for services                       (31,800)                                                            51,710
 Common stock issued in connection with debt                                                                               362,548
 Common stock and warrants to be issued                 708,755                                                            708,755
 in connection with settlements
 Common stock issued for interest                                                                                           46,200
 Amortization of deferred compensation                                                     595,000                         595,000
 Accretion of Preferred stock                                         (2,947,691)                                       (2,947,691)
 Shares to be issued for services                      (567,327)                                                          (567,327)
 Preferred stock returned in                                                                                                     -
 connection with investment option
 Preferred stock dividends                                            (5,678,434)                                       (1,699,298)
 Net loss                                                            (10,697,201)                                      (10,697,201)
                                                     ----------    -------------     -------------     -----------    ------------
 Balances, April 30,2000                             $  708,755    $ (73,595,245)    $  (1,487,500)    $(1,425,000)   $(16,137,728)
                                                     ==========    =============     =============     ===========    ============

          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years Ended April 30,
                                                                                            2000                       1999
                                                                                        ------------              ------------
Cash flows from operating activities
Net loss                                                                                $(10,697,201)             $(26,290,252)
Add:  loss from discontinued operations                                                     (915,767)               (1,366,540)
                                                                                        ------------              ------------
Loss from continuing operations                                                           (9,781,434)              (24,923,712)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities-
      Depreciation and amortization                                                          150,800                    89,093
      Provision for impairment                                                                                      10,721,161
      Loss on investment                                                                                               819,129
      Deferred income taxes                                                                                         (7,873,460)
      Provision for conversion preference of debt                                                                      782,417
      Common stock issued for interest                                                        46,200                   137,168
      Common stock and warrants to be issued in connection with settlements                  708,755
      Common stock issued for services                                                        83,510                 3,127,049
      Stock options issued for services                                                                              1,437,253
      Noncash interest and financing costs                                                 3,007,399                 9,449,835
      Increase (decrease) in cash and cash equivalents
      attributable to changes in operating assets and liabilities:
        Restricted cash                                                                    1,588,125
        Accounts receivable                                                                    5,885                   153,038
        Other assets                                                                          (5,650)                    3,425
        Accounts payable                                                                     (93,094)                2,273,666
        Accrued expenses                                                                      26,997                (1,128,487)
                                                                                        ------------              ------------
Net cash used in operating activities                                                     (5,850,632)               (3,344,300)
                                                                                        ------------              ------------

Cash flows from investing activities
      Purchases of property, plant and equipment                                                                    (1,397,305)
      Purchase of investment in soil                                                                                (1,091,422)
      Investment in joint venture                                                           (201,047)                 (315,000)
                                                                                        ------------              ------------
Net cash used in investing activities                                                       (201,047)               (2,803,727)
                                                                                        ------------              ------------
Cash flows from financing activities
      Repayments of short-term debt                                                                                    (90,000)
      Proceeds from long-term debt                                                           500,000                11,954,398
      Repayments of long-term debt                                                          (130,085)               (3,729,606)
      Advances from related parties                                                        1,610,000                 1,297,694
      Repayments to related parties                                                         (100,000)                 (705,206)
      Purchase of treasury stock and payment for debt discount                                                      (3,300,000)
      Proceeds from sale of common stock                                                                               902,001
                                                                                        ------------              ------------
Net cash provided by financing activities                                                  1,879,915                 6,329,281
                                                                                        ------------              ------------
Cash provided by (used in) discontinued operations                                         4,239,800                  (182,850)
                                                                                        ------------              ------------
Net increase (decrease) in cash and cash equivalents                                          68,036                    (1,596)

Cash and cash equivalents, beginning of year                                                   2,749                     4,345
                                                                                        ------------              ------------
Cash and cash equivalents, end of year                                                  $     70,785              $      2,749
                                                                                        ============              ============

          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                                                                                        Years Ended April 30,
                                                                                    2000                    1999
                                                                                 -----------            -----------
Supplemental disclosures of cash flow information,
 cash paid for interest                                                          $ 1,089,254             $4,342,711
                                                                                 ===========             ==========

Supplemental disclosures of noncash investing and
 financing activities
      Conversion of notes payable into Common stock                              $   362,548             $       --
                                                                                 ===========             ==========

      Accrued dividends                                                          $ 2,266,625             $       --
                                                                                 ===========             ==========

      Redemption of Series D Preferred stock
      for investment in joint venture                                            $   872,886             $       --
                                                                                 ===========             ==========

      Repayment of restricted project bonds payable                              $91,370,763             $       --
                                                                                 ===========             ==========

      Accretion of preferred stock                                               $ 2,947,691             $3,040,954
                                                                                 ===========             ==========

      Common stock issued for preferred stock dividends                          $ 3,979,136             $1,519,761
                                                                                 ===========             ==========

      Property, plant and equipment recorded pursuant to obligations
      under financing agreements                                                 $        --             $  377,392
                                                                                 ===========             ==========


          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      Nature of Operations

              Compost America Holding Company, Inc. and Subsidiaries (the "Company"), formerly known as Alcor Energy and Recycling Systems, Inc., was incorporated in New Jersey. The Company's initial business plan was to construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage into a peat moss like product with agronomic benefits. The Company's first two development projects were to be fully-enclosed composting facilities in Newark, New Jersey and Dade County, Florida. These development projects have been altered or delayed due to certain situations. The Newark, New Jersey composting facility project had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses which would involve using the land for a waste transfer station or other suitable project. The Dade County, Florida composting facility project has been delayed due to a pending lawsuit between one of the Company's subsidiaries and the City of Miami. Management believes that the litigation will prove successful for the Company which would allow for the continuance of the development of a composting facility. If the pending litigation does not force adherence to the Company's contract with the City of Miami, other solid waste contracts will be sought after by the Company.

              Substantially all of the Company's revenues for the years ended April 30, 2000 and 1999 were generated by Environmental Protection & Improvement Company, Inc. ("EPIC"). EPIC is in the business of transporting biosolids to approved land application sites and transporting ash, municipal solid waste and contaminated soils to approved landfills by intermodal truck and/or rail hauling. On June 15, 2000, the Company sold EPIC (see Note 2).

NOTE 2 -      Discontinued Operations

              On June 15, 2000, pursuant to a stock purchase agreement, the Company reached a definitive agreement to sell its wholly-owned subsidiary EPIC. Under the terms of this agreement, the Company sold all of the stock of EPIC for gross proceeds of $37.5 million, subject to working capital adjustments as defined and an earnout. The Company assumed liabilities of approximately $10 million which were substantially paid off with the proceeds from the sale. Net assets of approximately $14.6 million relating to the EPIC sale have been segregated on the accompanying April 30, 2000 consolidated balance sheet.

              The results of operations for all years presented have been restated for the discontinued operations.

                                                                 April 30,2000
                                                                 -------------
Net Assets held for Discontinued Operations
Assets
Cash and cash equivalents                                        $    264,179
Receivables                                                         4,620,304
Prepaid expenses and other                                            877,868
Property, plant and equipment, net                                  9,116,477
Customer contract rights, net                                      24,581,813
                                                                 ------------
Total assets                                                       39,460,641
                                                                 ------------
Liabilities
Notes payable to bank and others                                   10,174,261
Accounts payable and accrued expenses                               2,738,448
Deferred income taxes                                              11,941,000
                                                                 ------------
Total liabilities                                                  24,853,709
                                                                 ------------
Net Assets of Discontinued Operations                              14,606,932
Deferred tax asset                                                 11,941,000
                                                                 ------------
Net assets of Discontinued Operations and
Deferred tax asset                                               $ 26,547,932
                                                                 ============

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -      Discontinued Operations (Continued)

                                                               2000                     1999
                                                          ------------              ------------
Summary of Operating Results of Discontinued
  Operations
  Revenues                                                $ 23,952,073              $ 22,032,853
                                                          ------------              ------------
  Costs and expenses
  Operating                                                 16,569,336                15,798,816
  Selling, general and administrative expense                2,282,352                 1,898,736
  Depreciation and amortization                              4,154,398                 4,246,996
  Provision for impairment                                     200,000
  Compensation for stock options                               595,000                   595,000
                                                          ------------              ------------
                                                            23,801,086                22,539,548
                                                          ------------              ------------

    Operating income (loss)                                    150,987                  (506,695)
  Interest expense                                           1,014,586                   892,805
                                                          ------------              ------------
    Loss before income tax expense (benefit)                  (863,599)               (1,399,500)
  Income tax expense (benefit)                                  52,168                   (32,960)
                                                          ------------              ------------

Loss from Discontinued Operations                         $   (915,767)             $ (1,366,540)
                                                          ============              ============

Proceeds from the sale of EPIC were used to pay off debt, pay contract termination fees to EPIC executives and to purchase additional membership interests in a joint venture.

The following unaudited Pro Forma Condensed Consolidated Balance Sheet is based on the historical balance sheet of the Company and is adjusted to give effect to the sale of EPIC and the related use of proceeds by the Company. The Pro Forma Balance Sheet gives effect to the sale as if it had occurred as of April 30, 2000. The sale and the related adjustments are described in the accompanying notes. The Pro Forma adjustments are based upon available information and certain assumptions that management believes are reasonable. The Pro Forma Balance Sheet does not purport to represent what the Company's financial condition would actually have been had the sale occurred prior to April 30, 2000. The Pro Forma Balance Sheet should be read in conjunction with the historical financial statements of the Company.

                                                                         Pro Forma Adustments
                                                                         --------------------
                                                                               (in 000's)
                                                       Historical                                      Pro Forma
                                                       ----------                                      ----------
                                                        April 30,        Sale of          Use of        April 30,
                                                           2000          EPIC (1)     Proceeds (2)         2000
Cash and cash equivalents                               $     71        $ 38,112       $ (28,464)        $ 9,719
Accounts receivable                                           15                                              15
Net assets of discontinued operations
 and deferred tax asset                                   26,547         (26,547)
Property, plant and equipment, net                        11,654                                          11,654
Investment in joint venture                                                                1,700           1,700
Other assets                                               1,440                                           1,440
                                                        --------------------------------------------------------
Total assets                                            $ 39,727        $ 11,565       $ (26,764)       $ 24,528
                                                        ========================================================

Notes payable                                           $ 16,982        $  9,361       $ (21,076)       $  5,267
Due to related parties                                     9,789             800          (4,750)          5,839
Accounts payable and other
 current liabilities                                      12,201             352            (938)         11,615
Redeemable Preferred and
 Common stock                                             16,893                                          16,893
Stockholders' deficit                                    (16,138)          1,052                         (15,086)
                                                        --------------------------------------------------------
Total liabilities, redeemable stock
 and stockholders' deficit                              $ 39,727        $ 11,565       $ (26,764)       $ 24,528
                                                        ========================================================

(1) Represents cash proceeds and assumption of certain EPIC debt and liabilities and the payment of severance costs.

(2)  Represents immediate use of proceeds at closing.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -      Going Concern Consideration

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2000, the Company had a working capital deficit of approximately $12,300,000 an accumulated deficit of approximately $73,600,000 and a stockholders' deficit of approximately $16,100,000. In addition, as of April 30, 2000, the Company was not in compliance with the majority of its long-term debt agreements. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception, has nominal revenues and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of projects, for working capital and for other capital expenditures. As discussed in Note 2, the Company has cash proceeds from the sale of EPIC in which it utilized to pay off a significant portion of its long-term debt. In addition, the Newark, New Jersey composting project has been altered due to the Company's inability to timely secure the necessary permits and approvals, the inability to re-market tax free municipal bonds which were issued by the New Jersey Economic Development Authority and due to the Company's inability to secure the necessary capital to proceed. The Company is presently pursuing alternative uses for the Newark site, primarily as a waste transfer station. In June 2000, the Company used proceeds from the sale of EPIC to purchase additional membership interests in a joint venture. The joint venture is developing a solid waste station in Bronx, New York. The Company holds an option to purchase additional membership interests subject to the terms of the agreement. The Company also intends to form strategic alliances with certain well- recognized companies in the waste industry to further implement its business plan.

              There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. If the Company is unable to secure additional financing and attain future profitable operations, its ability to implement its growth strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected. Also, there are significant uncertainties which could affect the success of the joint venture. In addition, unfavorable outcomes of any of the various pending litigation and disputes could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE 4 -      Risk and Uncertainties

              The planned composting facilities and alternative uses of these facilities are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, lack of market recognition for products and the need to develop new banking and financial relationships. The Company has not yet demonstrated an ability to profitably operate any in-vessel compost facilities, or a transfer station, including those of the type proposed to be built by the Company. Also, there are no guarantees that the Company's planned strategic alliances will come to fruition or that the Company's investment in the joint venture will result in profits to the Company.

              The waste management industry in which the Company operates is highly competitive and has been traditionally dominated by several large and well recognized national and multinational companies with substantially greater financial resources than those available to the Company. The Company will be competing with such other companies for a share of the available market and no assurance can be given that in the future it will be able to obtain an adequate commercial customer base to implement its operating plan.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -      Risk and Uncertainties (Continued)

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

              It is possible that some of the waste accepted at a Company facility may contain contaminants which could cause environmental damage and result in liabilities. The handling of contaminated waste could have a material adverse effect on the Company and its operations in the future.

NOTE 5 -      Summary of Significant Accounting Policies

              Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

              Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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


NOTE 5 -      Summary of Significant Accounting Policies (Continued)

              Property, Plant and Equipment - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.

              The Company provides for depreciation and amortization using the straight-line method based over the following estimated useful lives:

                  Machinery and equipment                          5 - 7 years
                  Leasehold improvements                          Term of lease

              At April 30, 2000, property, plant and equipment consists of the following:

                  Land                                              $ 8,420,633
                  Machinery and equipment                               606,357
                  Leasehold improvements                                174,519
                  Project costs, net                                  2,873,407
                                                                    -----------
                                                                     12,074,916
                  Less accumulated depreciation and amortization        421,133
                                                                    -----------
                                                                    $11,653,783
                                                                    ===========

              Depreciation and amortization expense relative to the above was $87,369 and $65,180 for the years ended April 30, 2000 and 1999, respectively.

              Project costs consist of costs incurred for the development of the Company's composting facilities. These costs include the architectural, legal, structural and consulting engineering, artist rendering, planning board approvals and other permitting costs. Upon commencement of operations of a facility, the costs associated with such project will be depreciated over the estimated useful life of the facility.

              At April 30, 2000, project costs aggregated $10,978,957 less a reserve of $8,105,550. A substantial portion of net project costs are comprised of Miami project costs which are anticipated to be recovered through litigation. In the event the Company is unsuccessful in its litigation, all or a portion of these costs will be charged to operations.

              The allowance for project costs was recorded due to impairments from uncertainties surrounding the Miami and Newark projects and abandonment of the remaining projects.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -      Summary of Significant Accounting Policies (Continued)

              Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities which qualify as financial instruments under SFAS 107, "Disclosures about Fair Value of Financial Instruments," approximate their carrying amounts presented in the consolidated balance sheet at April 30, 2000.

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

              The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:

                                                                              Years Ended April 30,
                                                                             2000              1999
                                                                         -------------    -------------
              Net loss applicable to Common stockholders
               per statements of operations                              $(19,323,326)    $(30,850,967)

              Preferred stock dividends not declared                                 -       1,820,000
                                                                         -------------   --------------

              Net loss applicable to Common stockholders
               used for basic and diluted net loss per Common
               share                                                     $(19,323,326)    $(32,670,967)
                                                                         =============   ==============


              Weighted average common shares outstanding
               during year                                                 54,172,495       43,421,719

              Dilutive effect of Common stock to be issued                  1,555,274          429,282
                                                                         -------------   --------------

              Weighted average Common and Common
               equivalent shares used for basic and diluted
               net loss per Common share                                   55,727,769       43,851,001
                                                                         =============   ==============


             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 6 -     Notes Payable

             At April 30, 2000, notes payable consists of the following:


             Note payable (see below)                                      $ 10,500,000

             Promissory note payable, due on May 15, 1999 with
              interest payable monthly at 15% per year, collateralized
              by certain of the Company's assets.  This note is
              currently in default. (1)                                       1,000,000

             Convertible promissory note due on November 1, 2000,
              interest at 10% per year, convertible to the Company's
              Common stock at $2.50 per share.  This note is
              currently in default. (1)                                       2,000,000

             Other collateralized notes payable bearing interest at rates between 4.9% and 12% per annum, maturing at various
              dates through April 2004. Approximately $229,000 of
              these notes are convertible into shares of the Company's
              Common stock at per share prices ranging from $0.40
              to $3.00.  These notes are currently in default.                  428,895

             Other unsecured notes payable bearing interest at rates
              between 6% and 12% per annum, maturing at various
              dates through March 2001.  These notes are currently
              in default.                                                     3,052,763
                                                                           ------------
                                                                           $ 16,981,658
                                                                           ============

(1) These notes are collateralized by a first mortgage on the Newark land site. Foreclosure proceedings have been initiated which could prevent the future development of the Newark project.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -      Notes Payable (Continued)

              On October 30, 1998, the Company issued a $10,500,000 note to a company affiliated with one of the Company's current shareholders and debt holders. The note bears interest at 15% and interest is payable upon the maturity date of the note which is the earlier of October 30, 2000 or financial closing for the Miami project, as defined. In connection with this transaction, the conversion of a $200,000 debenture payable into 159,670 shares of the Company's common stock in September of 1997 was rescinded. As part of this note agreement, the convertible debenture payable in the amount of $800,000, including the $200,000 rescinded amount, which is held by an affiliate of the noteholder was converted into 1,406,593 shares of the Company's Common stock (665,000 shares were transferred from the proprietary holdings of a related party on behalf of the Company. The difference between the fair value of the Common stock and the convertible debenture payable of $782,417 has been recorded as an expense (included in other expense in the accompanying 1999 consolidated statement of operations) for the conversion preference on the debt. As part of this note agreement the Company was required to utilize $3,000,000 for the redemption of 1,000,000 shares of the Company's common stock from an affiliate of the noteholder. Since the redemption of the Company's Common stock was completed as part of the $10,500,000 note payable transaction, the difference between the buyback price and the fair value of the Company's Common stock of $1,875,000 has been recorded as a debt discount. The fair value of the Company's Common stock repurchased has been recorded as treasury stock. In addition, as part of the note agreement the company affiliated with the noteholder has certain rights to convert the 400,000 shares of the Company's Series B Preferred stock which it currently owns to Common stock on a one- for-one basis and then the right to put the Common stock back to the Company at a per share price of $3.10 as of the maturity date of the note payable. Since the redemption premium was included as part of the $10,500,000 note payable transaction, the difference between the redemption price and the carrying value of the Series B Preferred stock of $960,537 has been recorded as a debt discount. Since these shares of Series B Preferred stock are now subject to this redemption feature they have been classified outside of stockholders' deficit in the accompanying consolidated balance sheet. The company affiliated with the noteholder also has the right to put up to 50% of the shares of Common stock held as of the note closing date (553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. Since the redemption premium was included as part of the $10,500,000 note payable transaction, the difference between the redemption price and the carrying value of the Common stock of $1,148,276 has been recorded as a debt discount. In addition, given that the 553,386 shares of Common stock are now subject to this redemption feature they have been classified outside of the stockholders' deficit in the accompanying consolidated balance sheet. The Company issued warrants to purchase 1,500,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.25 as part of the note agreement. The fair value of these warrants totaling $1,187,000 has been recorded as a debt discount. As part of the various transactions and provisions included in this $10,500,000 note payable, a debt discount of $5,170,813 has been recorded. This amount has been charged to interest expense in its entirety during the year ended April 30, 1999 based upon the respective note being in default and thus callable at April 30, 1999.

              During June 2000, this note, plus accrued interest, was paid with proceeds from the sale of EPIC. This resulted in a gain on extinguishment of debt of approximately $500,000.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -      Minority Interest In Consolidated Subsidiaries

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

NOTE 8 -      Redeemable Preferred Stock

              The Company has authorized 25,000,000 shares of Preferred stock of which 677,500 have been designated as Redeemable Preferred stock.

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

              The holders of Series A Preferred are entitled to receive cumulative dividends of 8% per share per year, which are payable semi-annually on June 30 and December 31. The holders of Series C Preferred are entitled to a non-cumulative dividend of 20% per share per year through May 3, 1999 and of 8% per share per year thereafter. Per an amendment to the Preferred Stock Agreements in June 2000, dividends on the Series C Preferred are payable in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. Per an amendment to the Preferred Stock Agreements in June 2000, dividends on the Series D Preferred are payable in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined. The holders of Series D Preferred are entitled to receive cumulative dividends of 8% per share per year which are payable semi-annually on June 30 and December 31. Per amendments to the Preferred Stock Agreements in June 2000, dividends on the Series A, C and D Preferred are payable in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment date, as defined.

              The liquidation value of the Series A Preferred, Series C Preferred and Series D Preferred is $100 per share plus accrued dividends. The Series A, C and D Preferred have no voting rights, however, the consent of 66 2/3% of the holders' approval is required for certain transactions. One of the limitations included in the Series A and Series C Preferred agreement requires consent for the issuance of any new series of Preferred stock.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -      Redeemable Preferred Stock (Continued)

              During the year ended April 30, 2000, shares of the Company's Common stock valued at $3,979,136 have been recorded as a dividend to the Series A, Series B, Series C and Series D Preferred holders. On November 3, 2004, the Company is required to redeem all of the outstanding shares of Series A Preferred, Series C Preferred and Series D Preferred at a redemption price per share of $100 plus accrued dividends. The Series A, C and D Preferred are valued in the accompanying consolidated balance sheet at the original investment, less transaction expenses, plus the calculated accretion. The accretion is being recognized in order to record the Preferred stock at the per share redemption value as of the redemption date. In addition, each share of Series A, C and D Preferred stock is redeemable upon a change in control, as defined.

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

              In July 1999, the holders of Series D Preferred stock exchanged 8,729 shares of the Series D Preferred for the Company's interest in American Marine Rail, LLC pursuant to an agreement. In addition, the Company has an option to repurchase its interest in American Marine Rail, LLC for designated amounts. The remaining Series D preferred shares can be converted to common shares at $.40 per share through June 30, 2002, also pursuant to the agreement. The loss on this transaction aggregating $819,129 was reflected in the accompanying consolidated financial statements during the year ended April 30, 1999.

              During 1998, in connection with a certain financing arrangement, 400,000 shares of Series B Preferred stock were given a right to convert each preferred share for one share of Common stock and then to Put such Common stock to the Company for a Put purchase price of $3.10 per share at the earlier of March 29, 2002 or the close of the Miami project.

NOTE 9-       Stockholders' Deficit

              Common Stock - During the year ended April 30, 1999, the Company issued 8,085,433 shares of Common Stock. The Company sold 1,397,000 shares of Common Stock for cash proceeds of $902,001 at per share prices ranging from $0.25 to $1.00. Included in the 1,397,000 shares of Common Stock sold for cash proceeds were transactions with one investor totaling 700,000 shares of Common Stock from the Company for cash proceeds of $550,000. The Company issued 1,530,777 shares of Common Stock for payment of dividends on Preferred stock, which were valued at $1,460,759. The Company issued 1,364,528 shares of Common stock in connection with debt, which were valued at $1,699,873. The Company issued 285,000 shares of Common stock for interest expense valued at $137,168. The Company issued 800,000 shares of Common stock to Select Acquisitions, Inc. ("Select") (a related party) as reimbursement for Select's transfer of 800,000 shares of its proprietary holdings of common stock on behalf of the Company to new investors (including 665,000 shares to an affiliate of the $10.5 million noteholder). These shares were valued at $871,375.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9-       Stockholders' Deficit (Continued)

              The Company issued 447,376 shares of Common Stock to the Series A and C Preferred holders under antidilusion provisions as a result of additional shares of common stock issued this period. These additional shares, had they been issued prior to the closing of the sale of the Preferred stock, would have been included in the calculation in accordance with the Preferred Series A and C agreement. These shares were valued at $290,794. The Company also issued 2,643,138 shares of Common stock for services rendered which were valued at $1,933,083. Additionally, the Company issued 171,000 shares of Common stock for services relating to project costs which were valued at $139,200. These shares were valued based upon the fair value of the services rendered, since the value of the services was more reliably determinable than the fair value of the Common stock issued. If the fair value of the services rendered was not reliably determinable these shares were valued based upon the fair value of the Common stock issued.

              The company affiliated with the $10.5 million noteholder also has the right to put up to 50% of the shares of Common stock it holds as of the note closing date (553,386 shares) back to the Company at a per share price of $3.20 as of the first anniversary of the maturity date of the note payable. Given that the 553,386 shares of Common stock are now subject to this redemption feature, they have been classified outside of stockholders' deficit in the accompanying consolidated balance sheet.

              During the year ended April 30, 2000, the Company issued 10,758,831 shares of Common Stock. Shares in the amount of 923,410 were issued in connection with the conversion of notes payable to Common Stock at per share prices ranging from $0.37 to $0.42. The Company issued 9,409,046 shares of Common Stock for payment of dividends on Preferred Stock at per share prices ranging from $0.15 to $0.67. The Company issued 150,000 shares of Common Stock for payment of interest at per share prices ranging from $0.10 to $0.44. Additionally, the Company issued 276,375 shares of Common Stock for various services at per share prices ranging from $0.14 to $0.56.

              Preferred Stock - The Company has authorized 25,000,000 shares of Preferred stock, of which 5,000,000 shares have been designated as Series B Convertible Preferred stock (Series B Preferred) and with 400,000 shares issued and outstanding 277,500 shares have been designated as Series A, C and D Preferred Stock. The Series B Preferred is senior to the Common stock, but junior to the Series A, C and D Preferred Stock, in terms of dividends and liquidation preferences.

              The holders of Series B Preferred are entitled to receive cumulative dividends at the rate of one share of Common stock for every ten shares of Series B Preferred, payable on April 30 of each year. Each share of Series B Preferred is convertible into one share of Common stock at any time after September 15, 1997, at the holders' option. During 1998, in connection with a certain financing arrangement, 400,000 shares of Preferred B stocks were given a right to convert each Preferred share for one share of Common stock and then to Put such Common stock to the Company for a Put purchase price of $3.10 per share at the earlier of March 29, 2002 or the close of the Miami project.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10-      Common Stock Warrants and Options

              The following table summarizes common stock warrant activity:

                                                                                        Weighted
                                                                                         Average
                                                 Number of           Range of           Exercise
                                               Excercisable          Exercise             Price
                                                  Shares              Prices            Per Share
                                              ----------------    ----------------   ----------------
Warrants outstanding at
 April 30, 1998                                     1,072,058      $0.83 - $6.00             $ 2.58

Granted                                             1,500,000       1.00 -  2.25               1.50
                                              ----------------    ----------------   ----------------

Warrants outstanding at
 April 30, 1999                                     2,572,058        0.83 - 6.00               1.98

Expired                                              (772,058)       0.83 - 2.89               0.96
                                              ----------------    ----------------   ----------------

Warrants outstanding at
  April 30, 2000                                    1,800,000      $1.00 - $6.00            $ 2.25
                                              ================    ================   ================


              As of April 30, 2000, all of the outstanding Common stock warrants were vested.

              The Company has issued stock options to various employees and consultants with vesting terms and exercise prices determined by management or the Board of Directors.

              The following table summarizes common stock option activity:

                                                                                      Weighted
                                                                                       Average
                                                                 Range of             Exercise
                                          Number of               Exercise            Price Per
                                           Shares                  Prices               Share
                                     -------------------   -------------------    ------------------
Options outstanding at
 April 30, 1998                               8,636,798    $      1.00 - 9.00                $ 2.05
Granted                                       4,978,730           0.01 - 7.00                 1.07
Exercised                                        (7,500)          0.50 - 0.75                 0.63
Cancelled                                      (782,500)          1.50 - 5.00                  2.78
                                     -------------------   -------------------    ------------------

Options outstanding at
 April 30, 1999                              12,825,528           0.01 - 9.00                  1.62

Expired                                        (451,000)          0.50 - 1.00                  0.96
                                     -------------------   -------------------    ------------------

Options outstanding at
 April 30, 2000 (see note 15)                12,374,528    $      0.01 - 9.00                $ 1.06
                                     ===================   ===================    ==================

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10-      Common Stock Warrants and Options (Continued)

              The following table summarizes information regarding stock options outstanding at April 30, 2000:

                                    Options Outstanding                          Options Exercisable
                    ----------------------------------------------------  -----------------------------------
                                         Weighted          Weighted
                        Number            Average           Average            Number           Weighted
    Range of           Outstanding      Remaining           Exercise        Exercisable          Average
    Exercise              at             Contractual       Price Per             at             Exercise
     Prices          April 30, 2000     Life in Years        Share          April 30, 2000        Price
-----------------   ----------------------------------------------------  -----------------------------------
      $.01-$2.50        11,639,528         2.54              1.40               10,890,528        1.43
       3.00-5.00           465,000         2.44              3.35                  465,000        3.35
       6.00-9.00           270,000         1.92              6.63                  270,000        6.63


              The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants. The disclosure requirements of SFAS 123, "Accounting for Stock Based Compensation" are applied by the Company. Had compensation cost for options granted been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's pro forma net loss and pro forma net loss per share would have been as follows:

                                                              Year Ended
                                                               April 30,
                                                                  1999
                                                            -------------

              Net loss, as reported                         $ (30,850,967)
              Net loss, pro forma                             (31,930,443)
              Loss per share, as reported                           (0.70)
              Loss per share, pro forma                             (0.73)


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                              Year Ended
                                                              April 30,
                                                                 1999
                                                            -------------

              Risk-free interest rate                             5%
              Expected dividend yield                             -
              Expected life                                    4 years
              Expected volatility                                82%

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10-      Common Stock Warrants and Options  (Continued)

              During the year ended April 30, 1999, the Company issued stock options to various outside consultants for services rendered most of which had exercise prices in excess of the trading prices on the date of grant. These stock option grants have been accounted for under the provisions of SFAS 123 using the Black-Scholes option pricing model with the value of the options recorded as expense, deferred financing costs, project capitalizable costs or equity related costs, as appropriate. No options were granted during the year ended April 30, 2000.

NOTE 11 -     Related Party Balances, Transactions and Contingencies

              At April 30, 2000, due to related parties consists of the following:


              Promissory notes payable, including accrued interest
               and accounts payable of approximately $2,590,000,
               to VRH Construction Corp.; interest accrues at 10%
               per annum and is payable upon maturity; collateralized
               by certain of the Company's assets (a) (f)                  $ 6,686,242

              Amount due to former owner of EPIC, including accrued
               interest of $35,600.  Interest accrues at 10% per annum,
               payable upon maturity. This amount was paid on
               June 15, 2000 (c)                                               395,600

              Payable to Resource Reclamation Services, Inc. (b)               224,772

              Advances from Select Acquisitions, Inc. and affiliate;
               $75,000 paid on June 15, 2000; 24 monthly payments
               of $4,917 including imputed interest of 10% per annum
               commencing on July 15, 2000 (d)                                 176,555

              Advances from Wasteco Ventures Limited; interest
               accrues at 10% per annum and was subsequently
               paid off upon the EPIC closing on June 15, 2000               1,342,633

              Advances from former President, includes a payment
               of $300,000 made on June 15, 2000 and 35 monthly
               payments of $16,666 including imputed interest at
               10% beginning on July 15, 2000 (e)                              804,138

              Deferred salary due to officers and other (f)                    158,637
                                                                           ------------
                                                                           $ 9,788,577
                                                                           ============

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 -     Related Party Balances, Transactions and Contingencies (Continued)

              (a) The shareholders of VRH Construction Corporation (VRH) are also shareholders of the Company. The Company has engaged in various transactions with VRH including advances, notes payable and office leasing. VRH is the construction manager for the Newark, New Jersey composting facility. In May 1999, the Company defaulted on the payment of approximately $5,700,000 of promissory notes, including interest.

                      In addition, the Company repriced options held by VRH to purchase 600,000 shares of the Company's Common Stock from an exercise price of $1 to $.01. The Company also issued VRH options to purchase 800,000 shares of the Company's Common Stock of which 200,000 shares could be purchased at an exercise price of $.01 and 600,000 shares at an exercise price of $1.00.

                      Interest expense related to the VRH obligations for the years ended April 30, 2000 and 1999 was approximately $574,000 and $521,000, respectively.

              (b) The Company has purchased recycled soils from Resource Reclamation Services, Inc. ("RRS"), an entity owned by the individual who owns 19.9% of Miami Recycling. In light of the Company's recognition that there is no readily-available market for 100,000 tons of impure soil, the Company has adjusted the carrying amount ($1,929,261) of its asset to zero.

              (c) The amount arose from fees charged to the Company from the former owner of EPIC for personally guaranteeing a performance bond.

              (d) Select Acquisitions, Inc. and affiliate are due 482,180 shares of common stock and 300,000 warrants to purchase common stock at $1.50 per share expiring in 2005. These securities were issued in June 2000 and are recorded in common stock and warrants to be issued in the amount of $215,135. These amounts were previously disputed and are per a settlement agreement executed June 2000.

              (e) Former President is due 930,000 shares of common stock and 1,000,000 warrants to purchase common stock at $1.50 per share expiring in 2005. These securities were issued in June 2000 and are recorded in common stock to be issued in the amount of $493,620. These amounts were previously litigated and are per a settlement agreement executed June 2000.

              (f) These amounts are past due, hence, they are in default for non-payment.

              In addition, the Company has various transactions with several consultants and service providers who are also minority shareholders or acting executives of the Company. None of these transactions are individually considered material.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12-      Income Taxes


              At April 30, 2000, the Company has net operating loss carryforwards ("NOL's") of approximately $51 million, which expire between 2008 and 2020. The Tax Reform Act of 1986 contains provisions that may severely limit the NOL's available to be used in any given year in the event of significant changes in ownership.

              The statutory federal income tax rate differs from the effective tax rate due to the change in the deferred tax asset valuation allowance.

              At April 30, 2000, the Company's deferred income tax asset is comprised of the tax benefit associated with the following items based on the statutory tax rates in effect:

              Net operating losses                         $ 20,400,000

              Valuation allowance                            (8,459,000)
                                                           -------------
              Deferred tax asset, net                      $ 11,941,000
                                                           =============


              In connection with the sale of EPIC, the deferred asset of $11,941,000 will be reserved with the charge recorded as an offset against the gain from the sale of EPIC.

NOTE 13-      Joint Venture

              On April 27, 1998, the Company issued 17,500 shares of Series D Preferred (valued at $613,711) and 1,627,980 shares of Common stock (valued at $1,953,576) in exchange for cash of $416,334, repayment of loans due to this investor of $350,000, consulting fees due to this investor of $538,079, a note receivable of $445,587 from American Marine Rail, LLC ("AMR") and a one-third ownership interest in AMR (valued at $816,076, net of transaction expenses of $138,079). The Preferred stock was valued based on an independent valuation. As part of this agreement, the Company assigned 2.5% of its 33-1/3% interest, to the investor which sold the interest to the Company. Subsequently, the Company transferred an additional 1% and 1.11% of its ownership interest to the investor and an unrelated party, respectively, leaving the Company's ownership interest in AMR at 28.72%. In addition, the Company committed to fund the future expenditures to be incurred for the final approval and development of the AMR operations.

              In July 1999, the holders of Series D Preferred stock exchanged 8,729 shares of the Series D Preferred for the Company's interest in AMR. The loss on this transaction aggregating $819,129 was reflected in the accompanying consolidated financial statements as of April 30, 1999 (see Note 15).

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14-      Commitments and Other Contingencies

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

              Consulting Agreements - The Company has a consulting agreement with an individual who owns 19.9% of Miami Recycling. This consultant will be paid a management fee equal to 30% of the distributable net income, as defined, from all facilities developed in Florida. In February 1997, the Company entered into a ten-year consulting agreement with this individual to provide consulting services in the management of solid waste and sewer sludge and in business development in Florida. In addition, upon the closing of financing and commencement of operations for composting facilities in Florida, the consultant will be paid a cash fee and options to purchase shares of the Company's Common stock at $2.00 per share based on the terms outlined in the agreement. In addition, the Company has agreed to contract exclusively with the consultant for trucking services in Florida at negotiated competitive rates.

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

              Miami Contract Commitment - In November 1996, the Company made a payment of $1,000,000 to secure performance of its obligations under the Restated Compost Recycling Agreement dated November 30, 1995 (Restated Agreement) with the City of Miami (the City). Under the terms of Restated Agreement, the commencement date of operations for its Miami Composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting the Company an additional extension through October 20, 2000 if the Company agreed to the additional provisions noted below. The resolution included provisions that the Company would agree to pay the City an amount equal to the City's recycling costs for each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the Company's performance under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of its obligations under the Restated Agreement. The $1,000,000 previously deposited has been capitalized in other intangible assets as of April 30, 2000.

              An amended agreement including these provisions has been signed by the Company. The Company was notified by the City Administration that they refuse to acknowledge the extension agreement. As a result, the Company has filed suit against the City in order to protect its rights under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the City Commission in February 1998.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 -     Commitments and Other Contingencies  (Continued)

              A substantial portion of net project costs pertain to the Miami contract. Management anticipates the recovery of these costs through the above mentioned litigation. However, in the event the Company is unsuccessful in its litigation, all or a portion of these costs will be charged off to operations.

              As a result of the Company's deteriorated financial condition, the Company is the subject of several threatened, and certain actual, legal actions for nonpayment of obligations. The ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the accompanying consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the accompanying consolidated financial statements.

NOTE 15-      Subsequent Events

              As stated in Note 2, on June 15, 2000 the Company sold EPIC. The Company utilized proceeds from the EPIC sale, to purchase a membership interest in AMR for $1,700,000 and to repay certain obligations.

              During June 2000, the Company granted 2,400,000 options to certain officers to purchase shares of common stock for $.01. These options expire June 2010. Also, 750,000 options to purchase shares of common stock at $1.00 per share were terminated upon the close of the EPIC sale (see Note 2). Both of these transactions resulted in charges to operations for the first quarter of fiscal 2001. Additionally, 4,300,000 warrants to purchase shares of common stock at prices ranging from $.01 to $1.50 were issued to various parties in connection with debt. These warrants expire between June 2003 and March 2005.

              During June 2000, the Company entered into consulting contracts with the firms providing services of the two consultants who are the sole members of the Company's Office of the President. The contracts commit the Company to a monthly fee of $20,000 to each firm plus options to purchase 1,200,000 shares of the Company's common stock at $.01 per share for a period of ten years. Options to purchase an additional 2,000,000 shares of common stock will be granted only if certain performance levels are achieved.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this first amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2000                   COMPOST AMERICA HOLDING COMPANY, INC.
                                                 (Registrant)

                                      By: /s/ CHRISTOPHER J. DAGGETT
                                          --------------------------------------
                                          Christopher J. Daggett,
                                          Co-Principal Executive Officer

                                      By: /s/ MARVIN H. ROSEMAN
                                          --------------------------------------
                                          Marvin H. Roseman,
                                          Co-Principal Executive Officer,
                                          Principal Financial Officer

                                      By: /s/ ANTHONY P. CIPOLLONE
                                          --------------------------------------
                                          Anthony P. Cipollone,
                                          Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ CHRISTOPHER J. DAGGETT      Office of the President        July 31, 2000
    -----------------------------
    Christopher J. Daggett

By: /s/ MARVIN H. ROSEMAN           Office of the President,       July 31, 2000
    -----------------------------   Principal Financial Officer
    Marvin H. Roseman

By: /s/ RICHARD L. FRANKS           Vice President,                July 31, 2000
    -----------------------------   Secretary
    Richard L. Franks

By: /s/ ANTHONY P. CIPOLLONE        Treasurer, Controller,         July 31, 2000
    -----------------------------   Principal Accounting Officer
    Anthony P. Cipollone

By: /s/ CHARLES R. CARSON           Director                       July 31, 2000
    -----------------------------
    Charles R. Carson

By: /s/ PETER PETRILLO              Director                       July 31, 2000
    -----------------------------
    Peter Petrillo

By: /s/ JOHN T. SHEA                Director                       July 31, 2000
    -----------------------------
    John T. Shea

By: /s/ CHRISTOPHER R. SMITH        Director                       July 31, 2000
    -----------------------------
    Christopher R. Smith

Charles R. Carson, Peter Petrillo, John T. Shea and Christopher R. Smith constitute all of the current members of the Registrant's Board of Directors.