Form 10QSB
period 2000-07-31
COMPOST AMERICA HOLDING CO INC
filed 2000-09-06
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended July 31, 2000

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act;
    For the transition period from          to

                            Commission File #0-27832

                      COMPOST AMERICA HOLDING COMPANY, INC.
        ................................................................
       (Exact name of small business issuer as specified in its charter)

         New Jersey                                    22-2603175
-------------------------------                    --------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


One Gateway Center, 25th floor Newark, New Jersey       07102
-------------------------------------------------  ---------------
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

Yes  X   No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock -  67,213,844 shares outstanding
                    as at July 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       40 West 57th Street
                                       33rd  Floor
                                       New York, New York  10019

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----


Consolidated Balance Sheet                                               F-1-F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                    F-4-F-5

Notes to Consolidated Financial Statements                              F-6-F-10

PART I - FINANCIAL INFORMATION

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 July 31, 2000
                                  (Unaudited)


                                     ASSETS

Current assets
 Cash and cash equivalents                                     $ 7,487,319
 Restricted cash                                                   400,000
 Accounts receivable                                                25,103
                                                               -----------

    Total current assets                                         7,912,422

Property, plant and equipment, net                              11,720,191

Investment in joint venture                                      2,030,364

Other assets                                                     1,120,184
                                                               -----------

                                                               $22,783,161
                                                               ===========



                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Notes payable                                                 $ 8,482,374
 Due to related parties                                          6,061,252
 Accounts payable                                                1,726,366
 Accrued interest                                                1,909,013
 Accrued dividends                                                 507,656
 Accrued expenses                                                1,745,294
                                                               -----------

    Total current liabilities                                   20,431,955
                                                               -----------

          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES


Redeemable Preferred and Common stock, no par value
 Series A, 169,000 shares authorized, issued,
  and outstanding (liquidation value of $17,012,667)                           $  8,315,722

 Series B, 400,000 shares authorized, issued,
  and outstanding (liquidation value of $1,240,000)                               1,240,000

 Series C, 91,000 shares authorized, issued,
  and outstanding (liquidation value of $4,160,667)                               5,652,031

 Series D, 17,500 shares authorized, 8,771 issued,
  and outstanding (liquidation value of $882,947)                                   430,195

 Common stock, no par value; 553,386 shares issued
  and outstanding (liquidation value of $1,770,836)                               1,770,836
                                                                               ------------

    Total redeemable preferred and common stock                                  17,408,784
                                                                               ------------

Stockholders' deficit
 Preferred stock, no par value; 25,000,000 shares authorized, none issued
 Preferred stock Series B, Convertible, 5,000,000 shares authorized; 1,000
  shares issued and outstanding                                                       2,500
 Common stock, no par value; 100,000,000 shares authorized;
  66,659,458 shares issued and outstanding                                       47,765,903
 Additional paid-in capital                                                      13,904,958
 Accumulated deficit                                                            (75,305,939)
 Treasury stock, 1,150,000 common shares, at cost                                (1,425,000)
                                                                               ------------

    Total stockholders' deficit                                                 (15,057,578)
                                                                               ------------

                                                                               $ 22,783,161
                                                                               ============



          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Three Months Ended July 31,
                                                             2000            1999(*)
                                                          -----------      -----------

Revenues                                                  $   158,910      $    90,656
                                                          -----------      -----------

Costs and expenses
 Operating                                                     16,183            8,190
 Selling, general and administrative                        2,751,857          921,413
 Depreciation and amortization                                 29,735          281,541
                                                          -----------      -----------

                                                            2,797,775        1,211,144
                                                          -----------      -----------

Operating loss from continuing operations                  (2,638,865)      (1,120,488)
                                                          -----------      -----------

Other income (expense)
 Interest expense                                            (650,074)      (1,361,021)
 Interest income                                                4,965          719,970
                                                          -----------      -----------

                                                             (645,109)        (641,051)
                                                          -----------      -----------

Loss from continuing operations before
 discontinued operations and extraordinary item            (3,283,974)      (1,761,539)

Income (loss) from discontinued operations                   (241,305)          54,329

Gain on disposition of discontinued operations              1,113,232
                                                          -----------      -----------

Loss before extraordinary item                             (2,412,047)      (1,707,210)

Extraordinary item, gain on extinguishment of debt          1,217,383
                                                          -----------      -----------

Net loss                                                   (1,194,664)      (1,707,210)

Preferred stock dividends                                                     (312,597)

Accretion on preferred stock                                 (516,031)        (682,491)
                                                          -----------      -----------

Net loss applicable to common stockholders                $(1,710,695)     $(2,702,298)
                                                          ===========      ===========


Net income (loss) per common share, basic and diluted
 From continuing operations                               $     (0.06)     $     (0.06)
 From discontinued operations                                    0.01             --
 From extraordinary item                                         0.02             --
                                                          -----------      -----------


                                                          $     (0.03)     $     (0.06)
                                                          ===========      ===========


(*)   Reclassified for comparative purposes


          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Three Months Ended July 31,
                                                                           2000             1999(*)
                                                                       ------------     ------------
Cash flows from operating activities
  Net loss                                                             $ (1,194,664)    $ (1,707,210)
  Gain (loss) from discontinued operations                                 (241,305)          54,329
                                                                       ------------     ------------
  Loss from continuing operations                                          (953,359)      (1,761,539)
  Adjustments to reconcile loss from continuing operations
    to net cash used in operations activities:
      Depreciation and amortization                                          29,735          281,541
      Gain on disposal of discontinued operations                        (1,113,232)
      Gain on extinguishment of debt                                     (1,217,383)
      Non-cash interest                                                     212,349          229,356
      Common stock and options issued for services                          729,375
      Non-cash financing costs                                              600,000
      Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
          Restricted cash                                                  (400,000)
          Accounts receivable                                               (10,058)          (6,000)
          Other assets                                                       22,249           (8,401)
          Prepaid expenses and other current assets                                            4,382
          Accounts payable                                               (1,712,829)        (823,744)
          Accrued expenses                                               (2,092,731)         258,097
          Due to related parties                                                              87,500
                                                                       ------------     ------------

            Net cash used in operating activities                        (5,905,884)      (1,738,808)
                                                                       ------------     ------------


Cash flows from investing activities
  Investment in joint venture                                            (1,829,317)              --
  Proceeds from the sale of EPIC                                         29,465,664
                                                                       ------------     ------------
   Net cash provided by investing activities                             27,636,347

Cash flows from financing activities
 Proceeds from long-term debt                                               800,000          500,000
 Repayment of long-term debt                                            (10,984,413)         (47,283)
 Advances from (repayments to) related parties, net                      (3,888,211)       1,405,007
                                                                       ------------     ------------

   Net cash provided by (used in) financing activities                  (14,072,624)       1,857,724
                                                                       ------------     ------------

Cash used in discontinued operations                                       (241,305)         (47,001)
                                                                       ------------     ------------

Net increase in cash and cash equivalents                                 7,416,534           71,915

Cash and cash equivalents, beginning of period                               70,785
                                                                       ------------     ------------

Cash and cash equivalents, end of period                               $  7,487,319     $     71,915
                                                                       ============     ============


(*)   Reclassified for comparative purposes


          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Three Months Ended July 31,
                                                                                 2000            1999*
                                                                              -----------     -----------
Supplemental disclosures of cash flow information,
 cash paid during the period for interest                                     $ 2,311,553     $   703,000
                                                                              ===========     ===========


Supplemental disclosures of noncash investing and
 financing activities
  Common stock issued for consulting services                                 $      --       $    31,800
  Common stock issued for payment of Preferred stock dividends                $ 1,758,969     $   312,597
  Conversion of note payable into Common stock                                $      --       $   362,548
  Accretion of Preferred stock                                                $   516,030     $   682,491
  Redemption of Series D Preferred stocks for investment in joint venture     $      --       $   872,886
  Repayment of restricted project bonds payable                               $      --       $91,370,763



(*)   Reclassified for comparative purposes


          See accompanying notes to consolidated financial statements.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -   Basis of Presentation

           The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion or management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's form 10-KSB for the year ended April 30, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


NOTE 2 -   Nature of Operations

           Compost America Holding Company, Inc. and subsidiaries (the "Company"), formerly known as Alcor Energy and Recycling Systems, Inc., was incorporated in New Jersey. The Company's initial business plan was to construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage into a peat moss like product with agronomic benefits. The Company's first two development projects were to be fully enclosed composting facilities in Newark, New Jersey and Dade County, Florida. These development facility projects had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses which would involve using the land for a waste transfer station or other suitable project. The Dade County, Florida composting facility project has been delayed due to a pending lawsuit between one of the Company's subsidiaries and the City of Miami. Other solid waste contracts will be sought after by the Company.


NOTE 3 -   Discontinued Operations

           On June 15, 2000, pursuant to a stock purchase agreement, the Company sold its wholly-owned subsidiary EPIC. Under the terms of this agreement, the Company sold all of the stock of EPIC for proceeds of approximately $31 million, subject to working capital adjustments as defined and an earnout. The Company assumed liabilities of approximately $2.1 million. The results of operations for all years presented have been restated for the discontinued operations. Proceeds from the sale of EPIC were used to pay off debt, pay contract termination fees to EPIC executives and to purchase additional membership interests in a joint venture.

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -   Going Concern Consideration

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 2000, the Company had a working capital deficit of approximately $13 million, an accumulated deficit of approximately $75 million and a stockholders' deficit of approximately $15 million. In addition, as of July 31, 2000, the Company was not in compliance with the majority of its long-term debt agreements. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception, has nominal revenues and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of projects, for working capital and for other capital expenditures. The Company has received cash proceeds from the sale of EPIC in which it utilized to pay off a significant portion of its long-term debt. In addition, the Newark, New Jersey composting project has been altered due to the Company's inability to timely secure the necessary permits and approvals, the inability to re-market tax free municipal bonds which were issued by the New Jersey Economic Development Authority and due to the Company's inability to secure the necessary capital to proceed. The Company is presently pursuing alternative uses for the Newark site, primarily as a waste transfer station. In June 2000, the Company used proceeds from the sale of EPIC to purchase additional membership interests in a joint venture. The joint venture is developing a solid waste station in Bronx, New York. The Company holds an option to purchase additional membership interests subject to the terms of the agreement. The Company also intends to form strategic alliances with certain well- recognized companies in the waste industry to further implement its business plan.

           There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. If the Company is unable to secure additional financing and attain future profitable operations, its ability to implement its growth strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected. Also, there are significant uncertainties that could affect the success of the joint venture. In addition, unfavorable outcomes of any of the various pending litigation and disputes could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE 5 -   Risk and Uncertainties

           The planned uses of the Company's facilities are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, lack of market recognition for products and the need to develop new banking and financial relationships. The Company has not yet demonstrated an ability to profitably operate any in-vessel compost facilities, or a transfer station, including those of the type proposed to be built by the Company. Also, there are no guarantees that the Company's planned strategic alliances will come to fruition or that the Company's investment in the joint venture will result in profits to the Company.

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

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -   Investment in Joint Venture


           The Company has purchased a membership interest in a joint venture for approximately $2 Million. American Marine Rail, LLC ("AMR") is developing a solid waste transfer station in Bronx, New York. When and if constructed, AMR's facility will be capable of receiving waste by barge from New York City's existing marine transfer station system, compacting the waste and transporting it out of the City by rail. AMR has responded to a Request for Proposals, issued by the New York City Department of Sanitation ("NYCDOS") for a 20-year contract to transport and dispose of up to 11,700 tons per day of the Department's residential solid waste. The Request for Proposals was a result of New York City's intent to close the Fresh Kills Landfill in Staten Island on December 31, 2000.

           AMR submitted its permit application to the State of New York in the fall of 1997, and expects final permits to be issued by year end 2000. Drafts of a Negative Declaration of Environmental Impact and a permit were issued to AMR in December 1999.

           Originally, the Company had purchased a 33% interest in AMR and had held an option to acquire an approximate additional 30% interest (the "Additional Membership Interest"). However, in July, 1999 the Company transferred its interest in AMR to AW Compost Partners, LLC ("AW Compost") in exchange for (1) the payment of $225,000 to AMR by an affiliate of AW Compost to cure certain funding defaults by the Company, (2) the return to the Company of $860,000 of its Series D Redeemable Preferred Shares, and (3) the cancellation of the "AMR Option" held by AW Compost Partners (as described in the Company's Series D Certificate of Designation). By making monthly payments to AMR on behalf of AW Compost from July 1999 through June 2000 pursuant to a development budget commitment, the Company re-purchased from AW Compost approximately an 8% interest in AMR. In June, 2000, the Company repurchased a 16.73% interest in AMR from AW Compost Partners for a principal re-purchase price of $1,700,000, giving the Company a total interest in AMR of 24.73%. The Company retains its right to purchase the Additional Membership Interest at fair market value at a date in the future after the second anniversary of the commencement of commercial operations of AMR's facility.

           Notwithstanding the foregoing, as a result of plans announced by New York City to revise substantially the City's waste disposal plan, there is now some doubt concerning not only the schedule but also the ultimate completion of AMR's project in the Bronx, New York, at least as initially envisioned. In light of this uncertainty, the Company cannot predict the ultimate outcome of this situation. However, the Company does believe that, in light of New York City's demonstrable need for trash removal and AMR's progress to date in its permitting process, the AMR property does have significant value and ultimately will play a role in the City's waste disposal plans. Thus, management of the Company feels that its investment in AMR will be recovered completely

             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -   Net Loss Per Common Share

           Net loss per common share is based on the weighted average number of common shares outstanding.

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

           The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:


                                                                   Three Months Ended July 31,
                                                                      2000              1999
                                                                  ------------      ------------
              Net loss applicable to Common stockholders
               per statements of operations                       $ (1,710,695)     $ (2,702,298)

              Preferred stock dividends not declared                      --            (182,000)
                                                                  ------------      ------------

              Net loss applicable to Common stockholders
               used for basic and diluted net loss per Common
               share                                              $ (1,710,695)     $ (2,884,298)
                                                                  ============      ============


              Weighted average common shares outstanding
               during period                                        60,126,408        48,615,547

              Common stock to be issued                                                1,356,203
                                                                  ------------      ------------

              Weighted average Common and Common
               equivalent shares used for basic and diluted
               net loss per Common share                            60,126,408        49,971,750
                                                                  ============      ============


             COMPOST AMERICA HOLDING COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8-    Related Party Transactions

           The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:


                                                                        Three Months Ended July 31,
                                                                          2000              1999
                                                                       ----------        ----------
              Interest expense on advances:
                VRH Construction Corporation                           $  156,617        $  143,163
                Select Acquisitions, Inc.                                    --               6,031
                Foundation Systems, Inc.                                    5,484             2,764
                President of the Company                                     --               2,540
                President of EPIC                                           5,350             8,600
                Wasteco                                                    47,048            29,624
              Fees paid to Resource Reclamation, Inc. and
               Ouster Corporation                                         224,772           300,000
              Fees related to personal guarantee to
               President of EPIC                                             --              50,000
              Deferred officers' salaries                                    --              35,000
              Advances from President of EPIC                                --             360,000
              Advances from Wasteco                                     2,150,937         1,250,000
              Repayment of advances from President of EPIC                400,216            50,000
              Repayment of advances from former President                 325,033            20,223
              Repayment of advances from Select Acquisitions, Inc.         83,091             4,979
              Repayment of advances from VRH                            1,000,000            75,000
              Repayment of advances from Mark Gasarch, Esq                  5,700              --
              Payment of severence to former President of EPIC            900,000              --


NOTE 9-    Commitments and Other Contingencies

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

NOTE 10-   Consulting Contract

           During June 2000, the Company entered into consulting contracts with the firms providing services of the two consultants who are the sole members of the Company's Office of the President. The contracts commit the Company to a monthly fee of $20,000 to each firm plus options to purchase 1,200,000 shares of the Company's common stock at $.01 per share for a period of ten years. Options to purchase an additional 2,000,000 shares of Common stock will be granted only if certain performance levels are achieved. The granting of these options resulted in a charge to operations in the amount of $720,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

    The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10- QSB and the Annual Report on Form 10-KSB for the year ended April 30, 2000. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

    The information set forth and discussed below for the three months ended July 31, 2000 and July 31, 1999 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended July 31, 2000 may not be indicative of results expected during the later quarters or for the entire fiscal year ended April 30, 2001.

    As a result of the sale of the Company's wholly-owned subsidiary, Environmental Protection & Improvement Company, Inc. ("EPIC") on June 15, 2000, the results of operations for all periods presented have been restated to incorporate the accounting treatment for discontinued operations.

RESULTS OF OPERATIONS

    The Company continues to incur significant losses from its operations and development activities. Net loss from continuing operations increased to $3,283,974 for the quarter ended July 31, 2000, as compared to $1,761,539 for the quarter ended July 31, 1999. Net loss applicable to common shareholders was $1,710,695 for the fiscal quarter ended July 31, 2000, as compared to a loss of $2,702,298 for the fiscal quarter ended July 31, 1999. The Company has incurred losses since its inception, with an accumulated deficit of $75,305,939 as at July 31, 2000 and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

    For the quarter ended July 31, 2000 the Company's consolidated revenues were $158,910, compared to $90,656 for the quarter ended July 31, 1999. The Company's operating loss for the fiscal quarter ended July 31, 2000 was $2,638,865 as compared to an operating loss of $1,120,488 for the fiscal quarter ended July 31, 1999. The

Company's net loss from continuing operations before extraordinary item for the quarter ended July 31, 2000 increased by $1,522,435 to $3,283,974 from $1,761,529 for the prior year due primarily to the expensing of options and warrants issued to a lender and two consultants to the Company in the amount of $1,320,000, an increase of $510,444 in other selling, general and administrative expenses and a decrease in depreciation and amortization expense of $251,806.

    Net interest expense for the quarter ended July 31, 2000 was $645,109, a decrease of $4,058 from the quarter ended July 31, 1999. The Company's debt obligations (including amounts due to related parties), all short term, as of July 31, 2000 were $14,543,626 as compared to $35,629,149 as of July 31, 1999.
This decrease of $21,085,523 is due primarily to the repayment of debt from the proceeds of the sale of EPIC.

    The Company files consolidated Federal Tax Returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the quarter ended July 31, 2000. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At July 31, 2000, the Company has net significant operating loss carry- forwards in excess of $55,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

    During the quarter ended July 31, 2000, the Company recorded no expense for dividends payable in common stock relating to its issued redeemable Preferred Stock, as compared to $312,597 for the quarter ended July 31, 1999. The decrease of $312,597 is due to the Company's already having accrued for this expense in a prior period. During the quarter ended July 31, 2000 the Company also recorded accretion on its Preferred Stock of $516,031 related to a mandatory redemption feature, as compared to $682,491 for the quarter ended July 31, 1999. This decrease of $166,460 is due to the partial redemption of the Company's Series D Redeemable Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES.

    As of July 31, 2000, the Company had cash and cash equivalents of $7,487,319, a working capital deficit of $12,519,533 and an accumulated deficit of $75,305,939. Included in the working capital deficit is $8,482,374 in notes payable and $6,061,252 due to related parties. Since April 30, 2000, the Company has been in default on substantially all of these obligations. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

    During the quarter ended July 31, 2000 the net cash used in operating activities was $5,905,889 as compared with cash used in operating activities in the prior year period of $1,738,808. This increase in cash used in operating activities for the quarter ended July 31, 2000 as compared with the quarter ended July 31,1999 is primarily due to the increase in accounts payable and accrued expenses of $889,085 and $2,350,828 respectively, which negatively impacted cash flow in the period.

    For the quarter ended July 31, 2000 as well as the quarter ended July 31, 1999 the Company made no cash purchases of property, plant and equipment.

    During the quarter ended July 31, 2000 the Company received cash from financing activities of $800,000 but repaid debt of $14,872,624, for a net cash outflow from financing activities of $14,072,624, as compared to receipts from financing activities of $1,857,724 for the quarter ended July 31, 1999. In additional, the Company received net cash from the sale of EPIC of $29,465,664 during the quarter ended July 31, 2000.

    The Company's growth and development strategy will require the approval of certain permits from regulatory authorities as well as substantial financing for the construction and development of waste services projects and for working capital. As at July 31, 2000, the Company had $7,487,319 in hand as a result of the sale of EPIC. The Company expects that these funds will be available to fund the Company's working capital needs as well as some development requirements. The Company believes that additional project financing would be available as needed. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure addition financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected.

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

                           PART II - OTHER INFORMATION


Item 1. - Legal Proceedings                     None not Previously
                                                Reported

Item 2. - Changes in Securities and Use of Proceeds

          (a) None

          (b) None

          (c) During the fiscal quarter ended July 31, 2000, the Company issued 8,498,616 shares of its common stock, of which 7,036,436 shares were issued as dividends on its Series A, B, C and D preferred shares, 1,412,180 shares were issued to two individuals in settlement of various claims against the Company and 50,000 shares were issued to one person for consultant fees, valued at $0.30 per share.

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

          (d) Not Applicable


Item 3. - Defaults Upon Senior Securities                                  None

Item 4. - Submission of Matters to a Vote of Security Holders              None

Item 5. - Other Information                                                None

Item 6. - (a) Exhibits                                                     None

          (b) Reports on Form 8-K

              (1) On May 11, 2000 the Company filed a report on Form 8-K disclosing that the Company had resolved its issues with Arthur Andersen LLP such that Arthur Andersen LLP was then prepared to issue its report on the Company's financial statements for its fiscal year ended April 30, 1998.

              (2) On June 21, 2000 the Company filed a report on Form 8-K/A which contained the unaudited pro forma financial statements of the Company taking into effect the sale of its subsidiary, Environmental Protection & Improvement Company, Inc.

              (3) On July 19, 2000 the Company filed a report on Form 8-K disclosing the consulting agreements with Bentley King Associates, Inc. and with Chadwick Partners, LLC which provide for the consulting services of Marvin Roseman and Christopher J. Daggett respectively, both Roseman and Daggett constituting the Company's Office of the President.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               COMPOST AMERICA HOLDING COMPANY, INC.
September 5, 2000                   (Registrant)



                                    By   /s/ Marvin Roseman
                                      ------------------------------
                                    Marvin Roseman, Co-Principal
                                         Executive Officer, Principal
                                         Financial Officer



                                    By   /s/ Anthony P. Cipollone
                                      ------------------------------
                                    Anthony P. Cipollone, Treasurer,
                                         Principal Accounting Officer