Form 10QSB
period 2000-10-31
COMPOST AMERICA HOLDING CO INC
filed 2000-12-12
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2000

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act;
         For the transition period from          to

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
        ................................................................
       (Exact name of small business issuer as specified in its charter)

         Delaware                           22-2603175
----------------------------         ------------------------------
(State or other jurisdiction of      (I.R.S. Employer
Identification No.)                  incorporation or organization)

One Gateway Center, 25th floor  Newark, New Jersey       07102
--------------------------------------------------- ---------------
(Address of Principal Executive Offices)              (Zip Code)

Issuers's telephone number, including area code: (973) 297-5400

Compost America Holding Company, Inc. - former name
-------------------------------------------------------------
(Former name, if changed since last report)

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

1.  Common Stock -  67,263,844 shares outstanding
                    as at October 31, 2000.

Transitional Small Business Disclosure Format (check one):
Yes        No  X
    ---       ---

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       40 West 57th Street
                                       33rd  Floor
                                       New York, New York  10019
                                       (212) 956-9595

PART I - FINANCIAL INFORMATION

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                           CONSOLIDATED BALANCE SHEET
                                October 31, 2000
                                   (Unaudited)

                                     ASSETS

Current assets

  Cash and cash equivalents                                                                               $       6,171,158
  Accounts receivable                                                                                                 8,109
                                                                                                          ------------------
     Total current assets                                                                                         6,179,267

Property, plant and equipment, net                                                                               11,751,729

Investment in joint venture                                                                                       2,063,014

Other assets                                                                                                      1,226,493
                                                                                                          ------------------

                                                                                                          $      21,220,503
                                                                                                          ------------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Notes payable                                                                                           $       8,652,805
  Due to related parties                                                                                          6,427,902
  Accounts payable                                                                                                1,810,383
  Accrued interest                                                                                                1,596,214
  Accrued dividends                                                                                                 507,656
  Accrued expenses                                                                                                  799,961
                                                                                                          ------------------
     Total current liabilities                                                                                   19,794,921
                                                                                                          ------------------


          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                           CONSOLIDATED BALANCE SHEET
                                October 31, 2000
                                   (Unaudited)

                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

Redeemable Preferred and Common stock, no par value
 Series A, 169,000 shares authorized, issued,
 and outstanding (liquidation value of $17,350,667)                              $     8,670,954

 Series B, 400,000 shares authorized, issued,
 and outstanding (liquidation value of $1,240,000)                                     1,240,000

 Series C, 91,000 shares authorized, issued,
 and outstanding (liquidation value of $9,342,667)                                     5,816,389

 Series D, 17,500 shares authorized, 8,771 issued,
 and outstanding (liquidation value of $929,926)                                         446,632

 Common stock, no par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                                     1,770,836
                                                                                 ----------------
   Total redeemable preferred and common stock                                        17,944,811
                                                                                 ----------------

Stockholders' deficit

 Preferred stock, no par value; 25,000,000 shares authorized, none issued
 Preferred stock Series B, Convertible, 5,000,000 shares authorized; 1,000
  shares issued and outstanding                                                            2,500
 Common stock, no par value; 200,000,000 shares authorized;
  67,262,844 shares issued and outstanding                                            47,772,903
 Additional paid-in capital                                                           13,304,958
 Accumulated deficit                                                                 (76,174,590)
 Treasury stock, 1,150,000 common shares, at cost                                     (1,425,000)
                                                                                 ----------------

Total stockholders' deficit                                                          (16,519,229)
                                                                                 ----------------

                                                                                 $    21,220,503
                                                                                 ----------------


          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended October 31,     Six Months Ended October 31,
                                                                       2000         1999 (*)              2000            1999 (*)
                                                                 ------------    ------------       -------------    -------------

Revenues                                                         $    71,324     $    67,712        $    230,234     $    158,368
                                                                 ------------    ------------       -------------    -------------

Costs and expenses
  Operating                                                            4,187         360,060              20,370          368,250
  Selling, general and administrative                                399,344         885,447           3,151,201        1,878,649
  Depreciation and amortization                                       26,149          33,041              55,884          242,793
                                                                 ------------    ------------       -------------    -------------

                                                                     429,680       1,278,548           3,227,455        2,489,692
                                                                 ------------    ------------       -------------    -------------

Operating loss from continuing operations                           (358,356)     (1,210,836)         (2,997,221)      (2,331,324)
                                                                 ------------    ------------       -------------    -------------

Other income (expense)
  Interest expense                                                  (494,275)       (649,206)         (1,144,349)      (2,010,227)
  Interest income                                                    110,918                             115,883          719,970
                                                                 ------------    ------------       -------------    -------------

                                                                    (383,357)       (649,206)         (1,028,466)      (1,290,257)
                                                                 ------------    ------------       -------------    -------------

Loss from continuing operations before
  discontinued operations and extraordinary item                    (741,713)     (1,860,042)         (4,025,687)      (3,621,581)

Income (loss) from discontinued operations                                           339,433            (241,305)         393,762

Gain on disposition of discontinued operations                                                         1,113,232
                                                                 ------------    ------------       -------------    -------------

Loss before extraordinary item                                      (741,713)     (1,520,609)         (3,153,760)      (3,227,819)

Extraordinary item, gain on extinguishment
 and settlement of debt                                              409,089                           1,626,472
                                                                 ------------    ------------       -------------    -------------

Net loss                                                            (332,624)     (1,520,609)         (1,527,288)      (3,227,819)

Preferred stock dividends                                                         (2,864,623)                          (3,177,220)

Accretion on preferred stock                                        (536,027)       (717,175)         (1,052,058)      (1,399,666)
                                                                 ------------    ------------       -------------    -------------

Net loss applicable to common stockholders                       $  (868,651)    $(5,102,407)       $ (2,579,346)      (7,804,705)


Net income (loss) per common share, basic and diluted
  From continuing operations                                     $     (0.02)    $     (0.11)       $      (0.07)    $      (0.17)
  From discontinued operations                                                          0.01                                 0.01
  From extraordinary item                                               0.01                                0.03
                                                                 ------------    ------------       -------------    -------------


                                                                 $     (0.01)    $     (0.10)       $      (0.04)    $      (0.16)
                                                                 ------------    ------------       -------------    -------------

(*) Reclassified for comparative purposes



          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended October 31,
                                                                                           2000               1999 (*)
                                                                                    ------------------    ------------------

Cash flows from operating activities

Net loss                                                                            $      (1,527,288)    $      (3,227,819)
Gain (loss) from discontinued operations                                                     (241,305)              393,762
                                                                                    ------------------    ------------------
Loss from continuing operations                                                            (1,285,983)           (3,621,581)
Adjustments to reconcile loss from continuing operations
  to net cash used in operating activities:
Depreciation and amortization                                                                  55,884               242,793
Gain on disposal of discontinued operations                                                (1,113,232)
Gain on extinguishment of debt                                                             (1,626,472)
Non-cash interest                                                                             328,444               283,384
Common stock and options issued for services                                                  736,375                15,081
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
 Accounts receivable                                                                            6,936               (47,402)
 Other assets                                                                                  33,289               (45,803)
 Prepaid expenses and other current assets                                                   (111,992)                3,892
 Accounts payable                                                                          (1,511,506)               33,525
 Accrued expenses                                                                            (762,821)              779,397
 Due to related parties                                                                                              87,500
                                                                                    ------------------    ------------------

Net cash used in operating activities                                                      (5,251,078)           (2,269,214)
                                                                                    ------------------    ------------------

Cash flows from investing activities

Purchases of property, plant and equipment                                                    (63,044)
Investment in joint venture                                                                (1,861,967)
Proceeds from the sale of EPIC                                                             29,465,664
                                                                                    ------------------    ------------------
Net cash provided by investing activities                                                  27,540,653
                                                                                    ------------------    ------------------

Cash flows from financing activities

Proceeds from long-term debt                                                                1,016,666             1,500,000
Repayment of long-term debt                                                               (13,326,907)             (201,894)
Advances from (repayments to) related parties, net                                         (3,637,656)            1,392,639
                                                                                    ------------------    ------------------

Net cash provided by (used in) financing activities                                       (15,947,897)            2,690,745
                                                                                    ------------------    ------------------

Cash used in discontinued operations                                                         (241,305)              (47,001)
                                                                                    ------------------    ------------------

Net increase in cash and cash equivalents                                                   6,100,373               374,530

Cash and cash equivalents, beginning of period                                                 70,785
                                                                                    ------------------    ------------------

Cash and cash equivalents, end of period                                            $       6,171,158     $         374,530
                                                                                    ------------------    ------------------


(*) Reclassified for comparative purposes


          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Six Months Ended October 31,
                                                                                            2000                 1999*
                                                                                    ------------------    ------------------

Supplemental disclosures of cash flow information,
 cash paid during the period for interest                                           $       2,451,553     $         703,000
                                                                                    ------------------    ------------------



Supplemental disclosures of noncash investing and financing activities

 Common stock issued for consulting services                                         $               -     $          31,800
 Common stock issued for payment of Preferred stock dividends                        $       1,758,969     $       3,177,219
 Conversion of note payable into Common stock                                        $               -     $         362,548
 Accretion of Preferred stock                                                        $       1,052,057     $       1,399,666
 Redemption of Series D Preferred stocks for investment in joint venture             $       2,063,014     $         872,886
 Repayment of restricted project bonds payable                                       $               -     $      91,370,763



(*)  Reclassified for comparative purposes




          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)


NOTE 1 -      Basis of Presentation

              The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's form 10-KSB for the year ended April 30, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

NOTE 2 -      Nature of Operations

              Phoenix Waste Services Company, Inc. and Subsidiaries (the "Company"), formerly known as Compost America Holding Company, Inc., and Subsidiaries was incorporated in New Jersey and reincorporated in Delaware. The Company's initial business plan was to construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage into a peat moss like product with agronomic benefits. The Company's first two development projects were to be fully enclosed composting facilities in Newark, New Jersey and Dade County, Florida. These development facility projects had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses for its Newark site which would involve using the land for a waste transfer station or other suitable project. The Dade County, Florida composting facility project has been delayed due to a lawsuit between one of the Company's subsidiaries and the City of Miami. Other solid waste contracts will be sought after by the Company.

NOTE 3 -      Discontinued Operations

              On June 15, 2000, pursuant to a stock purchase agreement, the Company sold its wholly-owned subsidiary EPIC. Under the terms of this agreement, the Company sold all of the stock of EPIC for net proceeds of approximately $31 million, subject to working capital adjustments as defined and an earnout. The Company assumed certain liabilities of EPIC of approximately $2.1 million. The results of operations for all periods presented have been restated for the discontinued operations. Proceeds from the sale of EPIC were used to pay off debt, pay contract termination fees to EPIC executives and to purchase additional membership interests in a joint venture (see Note 6).

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)


NOTE 4 -      Going Concern Consideration

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2000, the Company had a working capital deficit of approximately $14 million, an accumulated deficit of approximately $76 million and a stockholders' deficit of approximately $17 million. In addition, as of October 31, 2000, the Company was not in compliance with the majority of its long-term debt agreements. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception, has nominal revenues and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will also require the approval of certain permits from regulatory authorities and substantial financing will be required to finance construction and development of projects, for working capital and for other capital expenditures. The Company has received cash proceeds from the sale of EPIC which it utilized to pay off a significant portion of its long-term debt. In addition, the Newark, New Jersey composting project has been abandoned due to the Company's inability to timely secure the necessary permits and approvals, the inability to re-market tax free municipal bonds which were issued by the New Jersey Economic Development Authority and due to the Company's inability to secure the necessary capital to proceed. The Company is presently pursuing alternative uses for the Newark site, primarily as a waste transfer station. In June 2000, the Company used proceeds from the sale of EPIC to purchase additional membership interests in a joint venture. The joint venture is developing a transfer station in Bronx, New York. The Company holds an option to purchase additional membership interests subject to the terms of the agreement (see Note 6). The Company also intends to form strategic alliances with certain well-recognized companies in the waste industry to further implement its business plan.

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

NOTE 5 -      Risk and Uncertainties

              The planned uses of the Company's facilities are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, lack of market recognition for products and the need to develop new banking and financial relationships. The Company has not yet demonstrated an ability to profitably operate any in-vessel compost facilities, or a transfer station, including those of the type proposed to be built by the Company. Also, there can be no guarantees that the Company's planned strategic alliances will come to fruition or that the Company's investment in the joint venture will result in profits to the Company.

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

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)


NOTE 6 -      Investment in Joint Venture

              The Company has purchased a membership interest in a joint venture for approximately $2 Million, which is accounted for under the equity method of accounting. American Marine Rail, LLC ("AMR") is developing a solid waste transfer station in Bronx, New York. When and if constructed, AMR's facility will be capable of receiving waste by barge from New York City's existing marine transfer station system, compacting the waste and transporting it out of the City by rail. AMR has responded to a Request for Proposals, issued by the New York City Department of Sanitation ("NYCDOS") for a 20-year contract to transport and dispose of up to 11,700 tons per day of the Department's residential solid waste. The Request for Proposals was a result of New York City's intent to close the Fresh Kills Landfill in Staten Island on December 31, 2001.

              AMR submitted its permit application to the State of New York in the fall of 1997. During the fiscal quarter ended October 31, 2000, an Administrative Law Judge (ALG) issued a ruling that the New York State Department of Environmental Conservation ("DEC") erred by failing to require AMR to prepare an Environmental Impact Statement for the transfer station, and remanded the issue back to the DEC for further review. Subsequent to the ruling, the New York City Council voted to select an application for a transfer station in New Jersey to handle New York City residential solid waste. The decision of the New York City council to use the New Jersey site is being challenged by the Company. Regardless of the outcome of the challenge, AMR intends to continue to pursue permitting and the development of a transfer station as the New Jersey transfer station would not be large enough to accommodate the total tonnage of solid waste produced in New York City on a daily basis. In addition, the AMR site could handle the commercial waste produced in New York City, which is currently being handled by truck.

              Notwithstanding the foregoing, there is now some doubt concerning not only the schedule but also the ultimate completion of AMR's project in the Bronx, New York, at least as initially envisioned. In light of this uncertainty, the Company cannot predict the ultimate outcome of this situation. However, the Company does believe that, in light of New York City's demonstrable need for trash removal, the AMR property does have significant value and ultimately will play a role in the City's waste disposal plans. Thus, management of the Company feels that its investment in AMR will be recovered completely.

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

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)


NOTE 7 -      Net Loss Per Common Share

              Net loss per common share is based on the weighted average number of common shares outstanding.

              The Company complies with SFAS 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity.

              The net loss and weighted average Common and Common equivalent shares used in determining the net loss per share are as follows:

                                                Three Months Ended              Six Months Ended
                                                    October 31,                    October 31,
                                           ------------------------------------------------------------
                                               2000            1999            2000            1999
                                           ------------    ------------    ------------    ------------
     Net loss applicable to Common
      stockholders per statements of
      operations                           $   (868,651)   $ (5,102,407)   $ (2,579,346)   $ (7,804,705)

     Preferred stock dividends not
      declared                                                 (182,000)                       (364,000)
                                           ------------    ------------    ------------    ------------

     Net loss applicable to Common
      stockholders used for basic
      and diluted net loss per
      Common share                         $   (868,651)   $ (5,284,407)   $ (2,579,346)   $ (8,168,705)
                                           ============    ============    ============    ============

     Weighted average Common
      shares outstanding the
      period                                 67,228,794      52,335,406      63,338,583      51,676,255

     Common stock to be issued                                1,564,422                       1,066,782
                                           ------------    ------------    ------------    ------------

     Weighted average Common and
      Common equivalent shares used
      for basic and diluted net loss per
      Common share                           67,228,794      53,899,828      63,338,583      52,743,037
                                             ==========      ==========      ==========      ==========

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)


NOTE 8-       Related Party Transactions

              The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:

                                                                  Three Months Ended October 31,
                                                                        2000         1999
                                                                     ----------   ----------
              Interest expense on advances:
              VRH Construction Corporation                           $  142,156   $  143,163
              Select Acquisitions, Inc.                                   2,359        6,032
              Former President of the Company                            11,660        2,735
              Former President of EPIC                                                 9,000
              Wasteco                                                                 30,890
              Former President of EPIC                                                76,784
              Repayment of advances from former President                38,338
              Repayment of advances from Select Acquisitions, Inc.       12,392
              Repayment of advances from VRH                          1,000,000
              Repayment of advances from Mark Gasarch, Esq                5,700


NOTE 9-       Commitments and Other Contingencies

              As a result of the Company's deteriorated financial condition, the Company is the subject of several threatened and actual legal actions for nonpayment of obligations. The ultimate liabilities in these matters are not known and the vendors, in some cases, may seek damages in excess of amounts recorded in the accompanying consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the accompanying consolidated financial statements.

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

         The information set forth and discussed below for the three months and the six months ended October 31, 2000 and October 31, 1999 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter and six months ended October 31, 2000 may not be indicative of results expected during the later quarters or for the entire fiscal year ended April 30, 2001.

         As a result of the sale of the Company's wholly-owned subsidiary, Environmental Protection & Improvement Company, Inc. ("EPIC") on June 15, 2000, the results of operations for all periods presented have been restated to incorporate the accounting treatment for discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999

         The Company continues to incur significant losses from its operations and development activities. Net loss from continuing operations increased to $741,713 for the three months ended October 31, 2000, as compared to $1,860,042 for the three months ended October 31, 1999. Net loss applicable to common shareholders was $868,651 for the three months ended October 31, 2000, as compared to a loss of $5,102,407 for the three months ended October 31, 1999. The Company has incurred losses since its inception, with an accumulated deficit of $76,174,590 as at October 31, 2000 and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         For the three months ended October 31, 2000 the Company's consolidated revenues were $71,324, compared to $67,712 for the three months ended October 31, 1999. The Company's operating loss for the three months ended October 31, 2000 was $358,356 as compared to an operating loss of $1,210,839 for the three months ended October 31, 1999. The Company's net loss from continuing operations before extraordinary item for the three months ended October 31, 2000 decreased by $1,118,329 to $741,713 from $1,860,042 for the prior period due primarily to a decrease of $486,103 in other selling, general and administrative expenses, a decrease in net interest expense of $265,849 and a decrease in operating costs of $355,873.

         Net interest expense for the three months ended October 31, 2000 was $383,357, a decrease of $265,849 from the three months ended October 31, 1999. The Company's debt obligations (including amounts due to related parties), all short term, as of October 31, 2000 were $15,080,707 as compared to $30,247,388 as of October 31, 1999. This decrease of $15,166,681 is due primarily to the repayment of debt from the proceeds of the sale of EPIC.

         The Company files consolidated Federal Tax Returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the quarter ended October 31, 2000. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At October 31, 2000, the Company has net significant operating loss carry-forwards in excess of $55,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

         During the three months ended October 31, 2000, the Company recorded no charge for dividends relating to its issued redeemable Preferred Stock, as compared to $2,864,623 for the three months ended October 31, 1999. The decrease of $2,864,623 is due to the Company's already having accrued for this expense in a prior period. During the three months ended October 31, 2000 the Company also recorded accretion on its Preferred Stock of $536,027 related to a mandatory redemption feature, as compared to $717,175 for the three months ended October 31, 1999. This decrease of $181,148 is due to the partial redemption of the Company's Series D Redeemable Preferred Stock.

SIX MONTHS ENDED OCTOBER 31, 2000 AS COMPARED TO SIX MONTHS ENDED OCTOBER 31,
1999

         The Company continues to incur significant losses from its operations and development activities. Net loss from continuing operations increased to $4,025,687 for the six months ended October 31, 2000, as compared to $3,621,581 for the six months ended October 31, 1999. Net loss applicable to common shareholders was $2,579,346 for the fiscal six months ended October 31, 2000, as compared to a loss of $7,804,708 for the fiscal six months ended October 31, 1999. The Company has incurred losses since its inception, with an accumulated deficit of $76,174,590 at October 31, 2000 and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         For the six months ended October 31, 2000 the Company's consolidated revenues were $230,234, compared to $158,368 for the six months ended October 31, 1999. The Company's operating loss for the fiscal six months ended October 31, 2000 was $2,997,221 as compared to an operating loss of $2,331,327 for the fiscal six months ended October 31, 1999. The Company's net loss from continuing operations before extraordinary item for the six months ended October 31, 2000 increased by $404,103 to $4,025,687 from $3,621,584 for the prior year due primarily to an increase of $1,272,549 in other selling, general and administrative expenses, a decrease in depreciation and amortization expense of $186,909 and a decrease in operating expenses of 347,880.

         Net interest expense for the six months ended October 31, 2000 was $1,028,466, a decrease of $261,791 from the six months ended October 31, 1999. The Company's debt obligations (including amounts due to related parties), all short term, as of October 31, 2000 were $15,080,707 as compared to $30,247,388 as of October 31, 1999. This decrease of $15,166,681 is due primarily to the repayment of debt from the proceeds of the sale of EPIC.

         The Company files consolidated Federal Tax Returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the six months ended October 31, 2000. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At October 31, 2000, the Company has net significant operating loss carry-forwards in excess of $55,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

         During the six months ended October 31, 2000, the Company recorded no charge for dividends relating to its issued redeemable Preferred Stock, as compared to $3,177,220 for the six months ended October 31, 1999. The decrease of $3,177,220 is due to the Company's already having accrued for this expense in a prior period. During the six months ended October 31, 2000 the Company also recorded accretion on its Preferred Stock of $1,052,058 related to a mandatory redemption feature, as compared to $1,399,666 for the six months ended October 31, 1999. This decrease of $347,608 is due to the partial redemption of the Company's Series D Redeemable Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2000, the Company had cash and cash equivalents of $6,171,158, a working capital deficit of $13,615,654 and an accumulated deficit of $76,174,590. Included in the working capital deficit is $8,652,805 in notes payable and $6,427,902 due to related parties. Since April 30, 2000, the Company has been in default on substantially all of these obligations. In addition, the Company has incurred losses since its inception and is subject to those risks associated with companies in the early stage of development. These matters raise substantial doubt about the company's ability to continue as a going concern.

         During the six months ended October 31, 2000 the net cash used in operating activities was $5,251,078 as compared with cash used in operating activities in the prior year period of $2,269,217. This increase in cash used in operating activities for the six months ended October 31, 2000 as compared with the six months ended October 31, 1999 is primarily due to the decrease in accounts payable and accrued expenses of $1,511,506 and $762,821 respectively as well as an increase in loss from operations of $665,897.

         During the six months ended October 31, 2000 the Company received cash from financing activities of $1,016,616 but repaid debt of $16,964,563, for a net cash outflow from financing activities of $15,947,897, as compared to net receipts from financing activities of $2,690,745 for the six months ended October 31, 1999. In addition, the Company received net cash from the sale of EPIC of $29,465,664 during the six months ended October 31, 2000.

         The Company's growth and development strategy will require the approval of certain permits from regulatory authorities as well as substantial financing for the construction and development of waste services projects and for working capital. As at October 31, 2000, the Company had $6,171,158 in hand as a result of the sale of EPIC. The Company expects that these funds will be available to fund the Company's working capital needs as well as some development requirements. The Company believes that additional project financing would be available as needed. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure addition financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings               None not Previously
                                          Reported in Report on
                                          Form 10-KSB for the
                                          fiscal year ended
                                          April 30, 2000

Item 2. - Changes in Securities

                  (a)      None

                  (b)      None

                  (c) During the fiscal quarter ended October 31, 2000, the Company issued 50,000 shares of its common stock to one person for consultant fees, valued at $0.14 per share.

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

                  (d)  Not Applicable

Item 3. - Defaults Upon Senior Securities                              None

Item 4. - Submission of Matters to a Vote of Security Holders

(a) The Company's annual meeting of shareholders was held on September 28, 2000.

(b) The following persons were elected as directors of the Company at the meeting: Charles Carson, Christopher Daggett, Michael Goodman, Brian Marshall, Peter Petrillo and Marvin Roseman. No other director had a term of office which continued after the meeting.

(c)  Description of Matter and Votes Cast:

     Vote on Resolution # 1 - Election of Directors (all Directors received the same number of votes)

         For the resolution       -  47,344,341
         Abstain                  -  357,640
         Other Directors Proposed -  none

         Vote on Resolution # 2 - Reappointment of Auditors

         For the resolution     -    47,130,163
         Against the resolution -    284,480
         Abstain                -    285,335

     Vote on Resolution # 3A - Merger into Phoenix Waste Services Company, Inc.

         For the resolution     -    37,640,799
         Against the resolution -    325,834
         Abstain                -    316,635

     Vote on Resolution # 3B - Change of Name to Phoenix Waste Services Company, Inc.

         For the resolution     -    37,637,803
         Against the resolution -    328,930
         Abstain                -    316,635

     Vote on Resolution # 3C - Increase of Authorized Capital from 100,000,000 Common Shares to 200,000,000 Common Shares

         For the resolution     -    37,564,393
         Against the resolution -    392,540
         Abstain                -    316,335

Item 5. - Other Information

(a) American Marine Rail, LLC

During the fiscal quarter ended October 31, 2000, the public hearing and related issues conference record for the application for environmental permits by American Marine Rail, LLC ("AMR"), a joint venture of which the Company owns 24.73%, was closed, and the presiding Administrative Law Judge ("ALJ") issued her findings and rulings. In summary, it was the opinion of the ALJ that the staff of the New York State Department of Environmental Conservation ("DEC") had erred by failing to require AMR to prepare an Environmental Impact Study ("EIS") for its solid waste transfer station project in the Bronx, New York. The ALJ remanded the negative declaration of environmental impacts (which had been issued jointly on December 20, 1999 by the DEC and the New York City Department of Sanitation) to the DEC for a redetermination. While the DEC could maintain its original position that an EIS is not required, the ALJ further indicated that if the DEC were to maintain its original position on the AMR application, the application would have to be supplemented pursuant to the ALJ's ruling. Finally, the ALJ found two issues for adjudication, and required a subsequent issues ruling (after the supplementing of the AMR application or the completion of the EIS) to determine all of the adjudicable issues and party status.

Subsequent to the issuance of the ALJ's ruling, the New York City Council voted to select an application for an Allied Waste/BFI transfer station in Linden, New Jersey ("Linden Facility") to handle New York City residential solid waste following the statutorily required closure of the Fresh Kills Landfill on December 31, 2001. This decision was made pursuant to a procurement process started in 1997, and yet to be finalized. In addition to this New York City action, the Union County Board of Chosen Freeholders voted to include the proposed Linden Facility in the Union County Solid Waste Master Plan, a prerequisite to any facility being built in the county. The proposed Linden Facility still must be approved by the New Jersey Department of Environmental Protection ("DEP"), which approval will be given only after a thorough review (likely to take at least one or two years). With NYC/Allied Waste contract negotiations, final engineering, site remediation and facility construction, the likelihood is that it will be at least six to eight years before the start-up of operations, if at all. Strong and growing local opposition in Linden may thwart the project.

The choice by the New York City Council of the Allied Waste/BFI plan was predicated, in part, upon the decision of the New York City Council to adopt a policy whereby each New York City borough would handle its own solid waste, a policy not in existence at the time of the start of the procurement process, thus obviating the need for AMR's barge-to-rail transfer station, since other boroughs could no longer transfer its waste to AMR's Bronx location. This change in policy is the basis for a procurement challenge initiated (and currently pending) by AMR.

Regardless of the outcome of the procurement challenge, for AMR to proceed with an EIS or simply to supplement its application if the DEC maintains its original position, would require significant funding (estimated at approximately $1,000,000) and would take an additional 12 to 18 months. However, if AMR were to secure a permit at the end of this period, which the Company believes is likely if the concerns expressed by the ALJ in her opinion are addressed, the value of the Company's investment in AMR will be maintained, and quite possibly increased. The Linden Facility, if built, is projected to handle 6,000 to 10,000 tons per day of residential waste. With 13,000 tons per day being generated now, the remaining 3,000 to 7,000 tons per day probably would be handled through additional barge-to-rail transfer stations. In addition, New York City generates approximately 13,000 tons per day of commercial solid waste, which today is handled by truck based transfer stations, largely located in the Bronx. With growing pressure by local officials and environmentalists to reduce truck traffic, noise and odors associated with the transfer stations, the likelihood is high that commercial solid waste as well will be moved ultimately by barge and rail. If this is the case, a fully permitted AMR stands a strong likelihood of receiving a contract to haul either residential or commercial solid waste.

The Company, along with AMR, presently is considering its options in this matter.

(b) On October 25, 2000 John T. Shea was elected a Director of the Company by the Company's Board of Directors to fill a vacancy on the Board.

Item 6. - (a) Exhibits                                                    None

                  (b) Reports on Form 8-K

                      (1) On August 10, 2000 the Company filed a report on Form
                          8-K/A which contained the unaudited pro forma condensed balance sheet of the Company as at April 30, 2000 taking into effect the sale of its subsidiary, Environmental Protection & Improvement Company, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               COMPOST AMERICA HOLDING COMPANY, INC.
December 12, 2000                    (Registrant)



                                    By    /s/ Marvin Roseman
                                         --------------------------------
                                          Marvin Roseman, Co-Principal
                                            Executive Officer, Principal
                                            Financial Officer

                                    By   /s/ Anthony P. Cipollone
                                         --------------------------------
                                         Anthony P. Cipollone, Treasurer,
                                           Principal Accounting Officer