Form 10QSB
period 2001-01-31
COMPOST AMERICA HOLDING CO INC
filed 2001-03-09
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2001

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange
         Act;              For the transition period from          to

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                           22-3755400
----------------------------         --------------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)

60 Park Place, Suite 509, Newark, New Jersey 07102
--------------------------------------------- ---------------
(Address of Principal Executive Offices)       (Zip Code)

Issuers's telephone number, including area code: (973) 297-5400

One Gateway Center, 25th floor, Newark, New Jersey 07102
-------------------------------------------------------------
(Former address, if changed since last report)

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

1.  Common Stock -  67,374,844 shares outstanding
                    as at January 31, 2001.

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

Notes to Consolidated Financial Statements                              F-6-F-9

PART I - FINANCIAL INFORMATION

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                           CONSOLIDATED BALANCE SHEET
                                January 31, 2001
                                   (Unaudited)

                                     ASSETS

Total current assets, cash and cash equivalents                                                           $       5,292,465

Property, plant and equipment, net                                                                               11,773,428

Investment in joint venture                                                                                       2,088,522

Other assets                                                                                                      1,201,109
                                                                                                          ------------------


                                                                                                          $      20,355,524
                                                                                                          ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

   Notes payable                                                                                          $       8,677,272
   Due to related parties                                                                                         6,518,049
   Accounts payable                                                                                               1,833,660
   Accrued interest                                                                                               1,846,362
   Accrued dividends                                                                                                831,703
   Accrued expenses                                                                                                 792,359
                                                                                                          ------------------

        Total current liabilities                                                                                20,499,405
                                                                                                          ------------------


           See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                           CONSOLIDATED BALANCE SHEET
                                January 31, 2001
                                   (Unaudited)

                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

Redeemable preferred and common stock, no par value
   Series A, 169,000 shares authorized, issued,
    and outstanding (liquidation value of $17,688,667)                                                    $       9,041,470

   Series B, 400,000 shares authorized, issued,
    and outstanding (liquidation value of $1,240,000)                                                             1,240,000

   Series C, 91,000 shares authorized, issued,
    and outstanding (liquidation value of $9,100,000)                                                             5,985,622

   Series D, 17,500 shares authorized, 8,771 issued,
    and outstanding (liquidation value of $918,031)                                                                 463,696

   Common stock, no par value; 553,386 shares issued
    and outstanding (liquidation value of $1,770,836)                                                             1,770,836
                                                                                                          ------------------

        Total redeemable preferred and common stock                                                              18,501,624
                                                                                                          ------------------

Stockholders' deficit
   Preferred stock, no par value; 25,000,000 shares authorized, none issued
   Preferred stock Series B, no par value, Convertible,
     5,000,000 shares authorized; 1,000 shares issued and outstanding                                                 2,500
   Common stock, no par value; 200,000,000 shares authorized;
     67,374,844 shares issued and outstanding                                                                    47,782,503
   Additional paid-in capital                                                                                    13,304,958
   Accumulated deficit                                                                                          (78,310,466)
   Treasury stock, 1,150,000 common shares, at cost                                                              (1,425,000)
                                                                                                          ------------------

        Total stockholders' deficit                                                                             (18,645,505)
                                                                                                          ------------------

                                                                                                          $      20,355,524
                                                                                                          ==================



           See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                         Three Months Ended January 31,
                                                                            2001               2000 (*)
                                                                   -------------------- --------------------

Revenues                                                           $            53,566  $            40,849
                                                                   -------------------- --------------------

Costs and expenses
   Operating                                                                    11,243               17,919
   Selling, general and administrative                                         973,868            2,227,240
   Depreciation and amortization                                                37,248               41,379
                                                                   -------------------- --------------------
                                                                             1,022,359            2,286,538
                                                                   -------------------- --------------------

Operating loss from continuing operations                                     (968,793)          (2,245,689)
                                                                   -------------------- --------------------

Other income (expense)
   Interest expense                                                           (484,953)            (876,787)
   Interest income                                                              31,971
                                                                   -------------------- --------------------
                                                                              (452,982)            (876,787)
                                                                   -------------------- --------------------

Loss from continuing operations before
  discontinued operations and extraordinary item                            (1,421,775)          (3,122,476)

Income (loss) from discontinued operations                                                         (168,434)

Gain on disposition of discontinued operations                                 142,851
                                                                   -------------------- --------------------

Loss before extraordinary item                                              (1,278,924)          (3,290,910)

Extraordinary item, gain on extinguishment
 and settlement of debt                                                         23,908
                                                                   -------------------- --------------------

Net loss                                                                    (1,255,016)          (3,290,910)

Preferred stock dividends                                                     (324,047)            (820,084)

Accretion on preferred stock                                                  (556,813)            (753,829)
                                                                   -------------------- --------------------

Net loss applicable to common stockholders                         $        (2,135,876) $        (4,864,823)
                                                                   ==================== ====================

Net income (loss) per common share, basic and diluted
   From continuing operations                                      $             (0.03) $             (0.08)
   From discontinued operations                                                                       (0.01)
   From extraordinary item
                                                                   -------------------- --------------------

                                                                   $             (0.03) $             (0.09)
                                                                   ==================== ====================

Weighted average common and common equivalent
 shares outstanding used for basic and diluted
 net loss per common share                                                  67,311,094           55,442,440
                                                                   ==================== ====================


                                                                         Nine Months Ended January 31,
                                                                            2001                2000 (*)
                                                                   --------------------- --------------------

Revenues                                                           $            283,800  $           199,217
                                                                   --------------------- --------------------

Costs and expenses
   Operating                                                                     31,613              386,169
   Selling, general and administrative                                        4,125,069            4,105,889
   Depreciation and amortization                                                 93,132              284,172
                                                                   --------------------- --------------------
                                                                              4,249,814            4,776,230
                                                                   --------------------- --------------------

Operating loss from continuing operations                                    (3,966,014)          (4,577,013)
                                                                   --------------------- --------------------

Other income (expense)
   Interest expense                                                          (1,629,302)          (2,887,014)
   Interest income                                                              147,854              719,970
                                                                   --------------------- --------------------
                                                                             (1,481,448)          (2,167,044)
                                                                   --------------------- --------------------

Loss from continuing operations before
  discontinued operations and extraordinary item                             (5,447,462)          (6,744,057)

Income (loss) from discontinued operations                                     (241,305)             225,328

Gain on disposition of discontinued operations                                1,256,083
                                                                   --------------------- --------------------

Loss before extraordinary item                                               (4,432,684)          (6,518,729)

Extraordinary item, gain on extinguishment
 and settlement of debt                                                       1,650,380
                                                                   --------------------- --------------------

Net loss                                                                     (2,782,304)          (6,518,729)

Preferred stock dividends                                                      (324,047)          (3,997,304)

Accretion on preferred stock                                                 (1,608,871)          (2,153,495)
                                                                   --------------------- --------------------

Net loss applicable to common stockholders                         $         (4,715,222) $       (12,669,528)
                                                                   ===================== ====================

Net income (loss) per common share, basic and diluted
   From continuing operations                                      $              (0.10) $             (0.24)
   From discontinued operations
   From extraordinary item                                                         0.03
                                                                   --------------------- --------------------

                                                                   $              (0.07) $             (0.24)
                                                                   ===================== ====================

Weighted average common and common equivalent
 shares outstanding used for basic and diluted
 net loss per common share                                                   64,889,387           52,939,968
                                                                   ===================== ====================






















(*) Reclassified for comparative purposes


           See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended January 31,
                                                                                            2001                 2000 (*)
                                                                                    ------------------    ------------------

Cash flows from operating activities
   Net loss                                                                         $      (2,782,304)    $      (6,518,729)
   Income (loss) from discontinued operations                                                (241,305)              225,328
                                                                                    ------------------    ------------------
   Loss from continuing operations                                                         (2,540,999)           (6,744,057)
   Adjustments to reconcile loss from continuing operations
     to net cash used in operating activities:
        Depreciation and amortization                                                          93,132               284,172
        Gain on disposition of discontinued operations                                     (1,256,083)
        Gain on extinguishment and settlement of debt                                      (1,650,380)
        Interest                                                                            1,172,417               547,391
        Common stock and options issued for services                                          745,975                22,911
        Changes in operating assets and liabilities:
          Accounts receivable                                                                  15,045                (3,556)
          Other assets                                                                        (53,319)              (14,802)
          Accounts payable                                                                 (1,464,321)             (100,035)
          Accrued expenses                                                                 (1,322,555)            1,451,371
          Due to related parties                                                                                    503,639
                                                                                    ------------------    ------------------
                Net cash used in operating activities                                      (6,261,088)           (4,052,966)
                                                                                    ------------------    ------------------

Cash flows from investing activities
   Purchases of property, plant and equipment                                                (121,991)
   Investment in joint venture                                                             (1,887,475)
   Proceeds from disposition of operations                                                 29,608,515
                                                                                    ------------------    ------------------
                Net cash provided by investing activities                                  27,599,049
                                                                                    ------------------    ------------------

Cash flows from financing activities
   Proceeds from long-term debt                                                             1,100,000             1,500,000
   Repayment of long-term debt                                                            (13,398,941)              (58,798)
   Advances from (repayments to) related parties, net                                      (3,576,035)            1,740,000
                                                                                    ------------------    ------------------

                Net cash provided by (used in) financing activities                       (15,874,976)            3,181,202
                                                                                    ------------------    ------------------

Net cash provided by (used in) discontinued operations                                       (241,305)              882,998
                                                                                    ------------------    ------------------

Net increase in cash and cash equivalents                                                   5,221,680                11,234

Cash and cash equivalents, beginning of period                                                 70,785
                                                                                    ------------------    ------------------

Cash and cash equivalents, end of period                                            $       5,292,465     $          11,234
                                                                                    ==================    ==================


(*) Reclassified for comparative purposes


           See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES (Formerly Compost America Holding Company, Inc. and Subsidiaries)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended January 31,
                                                                                           2001                   2000*
                                                                                    ------------------    ------------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for interest                                           $       2,551,759     $       1,312,293
                                                                                    ==================    ==================

 Cash paid during the period for income taxes                                       $         255,487     $         146,763
                                                                                    ==================    ==================

Supplemental disclosures of noncash investing and
 financing activities:
     Common stock issued for consulting services                                    $               -     $          31,800
     Common stock issued for payment of preferred stock dividends                   $       1,758,969     $       2,922,219
     Conversion of note payable into common stock                                   $               -     $         362,548
     Accretion of preferred stock                                                   $       1,608,871     $       2,153,494
     Redemption of Series D preferred stock for investment in joint venture         $       2,063,014     $         872,886
     Repayment of restricted project bonds payable                                  $               -     $      91,370,763


(*)  Reclassified for comparative purposes



           See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      Basis of Presentation

              The condensed consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's form 10-KSB for the year ended April 30, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.

NOTE 2 -      Nature of Operations

              Phoenix Waste Services Company, Inc. and Subsidiaries (the "Company"), formerly known as Compost America Holding Company, Inc., and Subsidiaries, was incorporated in New Jersey and reincorporated in Delaware. The Company's initial business plan was to construct or acquire, manage and own indoor compost manufacturing plants. Composting is a method of converting the organic portion of municipal solid waste and sewage into a peat moss like product with agronomic benefits. The Company's first two development projects were to be fully enclosed composting facilities in Newark, New Jersey and Dade County, Florida. These development facility projects had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses for its Newark site which would involve using the land for a waste transfer station or other suitable project. The Dade County, Florida composting facility project has been delayed due to a pending lawsuit between one of the Company's subsidiaries and the City of Miami. Other solid waste contracts will be sought by the Company.

NOTE 3 -      Discontinued Operations

              On June 15, 2000, pursuant to a stock purchase agreement, the Company sold its wholly-owned subsidiary EPIC. Under the terms of this agreement, the Company sold all of the stock of EPIC for net proceeds of approximately $31 million, subject to working capital adjustments as defined, and an earnout. The Company assumed certain liabilities of EPIC of approximately $2.1 million. The results of operations for all periods presented have been restated for the discontinued operations. Proceeds from the sale of EPIC were used to pay off debt, pay contract termination fees to EPIC executives and to purchase additional membership interests in a joint venture (see Note 6).

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -      Going Concern Consideration

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2001, the Company had a working capital deficit of approximately $15 million, an accumulated deficit of approximately $78 million, and stockholders' deficit of approximately $19 million and was not in compliance with the majority of its long-term debt agreements. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception, has nominal revenues and is subject to those risks associated with companies in the early stages of development. The Company's growth and development strategy will require the approval of certain permits from regulatory authorities and substantial financing for construction and development of projects, for working capital and for other capital expenditures. In additions, the Newark, New Jersey composting project has been abandoned and the Company is presently pursuingng alternative uses for the Newark site, primarily as a waste transfer station. The Company has received cash proceeds from the sale of EPIC which it utilized to pay off a significant portion of its lon-term debt and to purchase additional membership interests in a joint venture which is developing a transfer station in Bronx, New York. The Company holds an option to purchase additional membership interests subject to the terms of the agreement (see Note 6) and intends to form strategic alliances with certain well-recognized companies in the waste industry to further implement its business plan.

              There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. If the Company is unable to secure additional financing and attain future profitable operations, its ability to implement its growth strategy will be impaired and its financial condition, results of operations and cash flows are likely to be materially adversely affected. Also, there are significant uncertainties that could affect the success of the joint venture and, unfavorable outcomes of any of the various pending litigation and disputes could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

NOTE 5 -      Risks and Uncertainties

              The planned uses of the Company's facilities are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history, lack of market recognition for products and the need to develop new banking and financial relationships. The Company has not yet demonstrated an ability to profitably operate any in-vessel compost facilities or a transfer station, including those of the type proposed to be built. Also, there can be no guarantees that the Company's planned strategic alliances will come to fruition or that the Company's investment in the joint venture will result in profits to the Company.

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

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -      Investment in Joint Venture

              The Company has purchased a membership interest in a joint venture for approximately $2 million, which is accounted for under the equity method of accounting. American Marine Rail, LLC ("AMR") is developing a solid waste transfer station in Bronx, New York. When and if constructed, AMR's facility will be capable of receiving waste by barge from New York City's existing marine transfer station system, compacting the waste and transporting it out of the City by rail. AMR has responded to a Request for Proposals, issued by the New York City Department of Sanitation ("NYCDOS"), for a 20-year contract to transport and dispose of up to 11,700 tons per day of the Department's residential solid waste. The Request for Proposals was a result of New York City's intent to close the Fresh Kills Landfill in Staten Island on December 31, 2001.

              AMR submitted its permit application to the State of New York in the fall of 1997. During the fiscal quarter ended October 31, 2000, an Administrative Law Judge (ALG) issued a ruling that the New York State Department of Environmental Conservation ("DEC") erred by failing to require AMR to prepare an Environmental Impact Statement for the transfer station, and remanded the issue back to the DEC for further review. Subsequent to the ruling, the New York City Council (the "Council") voted to select an application for a transfer station in New Jersey to handle New York City residential solid waste. The decision of the Council to use the New Jersey site is being challenged by AMR. Regardless of the outcome of the challenge, AMR intends to continue to pursue permitting and the development of a transfer station, as the New Jersey transfer station would not be large enough to accommodate the total tonnage of solid waste produced in New York City on a daily basis. In addition, the AMR site could handle the commercial waste produced in New York City, which is currently being handled by truck.

              Notwithstanding the foregoing, there is now some doubt concerning not only the schedule but also the ultimate completion of AMR's project at least as initially envisioned. In light of this uncertainty, the Company cannot predict the ultimate outcome of this situation. However, the Company does believe that, in light of New York City's demonstrable need for trash removal, the AMR property does have significant value and ultimately will play a role in the City's waste disposal plans. The Company has decided to advance an additional $27,000 to AMR to enable it to extend its lease on the property through the end of May 2001. During this period, the Company will explore possible joint ventures, third party equity or debt participation or similar structures which would provide the funding necessary for AMR to pursue its permit application. There can be no assurance that such funding will be obtained, or if obtained, on what terms. If an adequate funding source is not secured by the end of May, or an acceptable joint venture arrangement cannot be entered into, the Company may choose to advance to AMR funds sufficient for an additional extension of the lease. However, if the Company has determined that the facility cannot obtain the required permits or believes that the facility's role in New York City's waste disposal plans do not warrant continued investment in the project, alternative uses for the facility may require the write-down of some or all of the Company's investment.

              The Company had originally purchased a 33% interest in AMR and had held an option to acquire an approximate additional 30% interest (the "Additional Membership Interest"). However, in July, 1999, the Company transferred its interest in AMR to AW Compost Partners, LLC ("AW Compost") in exchange for (1) the payment of $225,000 to AMR by an affiliate of AW Compost to cure certain funding defaults by the Company, (2) the return to the Company of Series D Redeemable Preferred shares with a liquidation value of $860,000, and (3) the cancellation of the "AMR Option" held by AW Compost Partners (as described in the Company's Series D Certificate of Designation). By making monthly payments to AMR on behalf of AW Compost, from July 1999 through June 2000 pursuant to a development budget commitment, the Company repurchased from AW Compost approximately an 8% interest in AMR. In June 2000, the Company repurchased a 16.73% interest in AMR from AW Compost Partners for a principal repurchase price of $1,700,000, giving the Company a total interest in AMR of 24.73%. The Company retains its right to purchase the Additional Membership Interest at fair market value at a future date, after the second anniversary of the commencement of commercial operations of AMR's facility.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                (Formerly Compost America Holding Company, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7-       Related Party Transactions

              The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:



                                                         Three Months Ended January 31,             Nine Months Ended January 31,
                                                            2001                2000                   2001               2000
                                                       ----------------   ------------------      ---------------    --------------
Interest expense on advances:
VRH Construction Corporation ......................    $ 142,156          $  143,161                 $  356,970      $  429,490
Select Acquisitions, Inc. .........................        2,047               5,062                      6,148          17,125
Former President of the Company ...................       10,693               2,437                     30,652           7,712
Former President of EPIC ..........................                            9,000                                     26,600
Wasteco ...........................................                           37,022                                     97,536
Fees paid to former President of EPIC .............                           17,947                                    144,731
Fees and settlement to Resource Reclamation, Inc. .                           75,000                                    375,000
Repayment of advances from Wasteco ................                          580,000                                  1,830,000
Repayment of advances from former President
 of the Company ...................................                                                      38,338
Repayment of advances from Select Acquisition, Inc.                                                      12,392
Repayment of advances from VRH ....................                                                   1,000,000
Repayment of advances from Mark Gasarch, Esq ......        2,500                                          8,200


NOTE 8-       Commitments and Other Contingencies

              The Company is the subject of several threatened and actual legal actions for nonpayment of obligations. The ultimate liabilities in these matters are not known and the opposing parties, in some cases, may seek damages in excess of amounts recorded in the accompanying consolidated financial statements. The Company believes, but no assurance can be made, that its liability will not exceed amounts recorded in the accompanying consolidated financial statements.

NOTE 9-       Consulting Contract

              During June 2000, the Company entered into consulting contracts with two firms which provide the two consultants who are the sole members of the Company's Office of the President. The contracts commit the Company to pay a monthly fee of $20,000 to each firm, plus grant options to purchase 1,200,000 shares of the Company's common stock at $.01 per share for a period of ten years. Options to purchase an additional 2,000,000 shares of common stock will be granted only if certain performance levels are achieved. The granting of these options resulted in a charge to operations of $720,000.

NOTE 11-      Acquisition

              In December 2000, the Company entered into a non-binding letter of intent to acquire all of the assets of a waste hauling business (the "Acquiree"), subject to certain liabilities. The Acquiree has contracts to haul approximately 1,000 tons of solid waste per day. Consideration for the acquisition includes $500,000 in cash and a promissory note of $1,250,000. The note will be collateralized by the assets to be acquired and will bear interest at 10% per annum.

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

The information set forth and discussed below for the three months and the nine months ended January 31, 2001 and January 31, 2000 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter and nine months ended January 31, 2001 may not be indicative of results expected for the entire fiscal year ended April 30, 2001.

As a result of the sale of the Company's wholly-owned subsidiary, Environmental Protection & Improvement Company, Inc. ("EPIC") on June 15, 2000, the results of operations for all periods presented have been reclassified to incorporate the accounting treatment for discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

The Company continues to incur significant losses from its operations and development activities. Net loss from continuing operations decreased to $1,421,775 for the three months ended January 31, 2001, as compared to $3,122,476 for the three months ended January 31, 2000. Net loss applicable to common shareholders was $2,135,876 for the three months ended January 31, 2001, as compared to a net loss of $4,864,823 for the three months ended January 31, 2000. The Company has incurred losses since its inception, with an accumulated deficit of $78,310,466 as at January 31, 2001 and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

For the three months ended January 31, 2001 the Company's consolidated revenues were $53,566, compared to $40,849 for the three months ended January 31, 2000. The Company's operating loss for the three months ended January 31, 2001 was $968,793 as compared to an operating loss of $2,245,689 for the three months ended January 31, 2000. The Company's net loss from continuing operations before extraordinary item and discontinued operations for the three months ended January 31, 2001 decreased by $1,700,701 to $1,421,775 from $3,122,476 for the prior period due primarily to a decrease of $1,253,372 in other selling, general and administrative expenses, a decrease in net interest expense of $423,805.

The Company's debt obligations (including amounts due to related parties) and accrued interest as of January 31, 2001 were $17,041,683 as compared to $35,030,318 as of January 31, 2000. This decrease of $17,988,635 is due primarily to the repayment of debt from the proceeds of the sale of EPIC.

The Company files consolidated Federal Tax Returns. The Company has not recorded any income tax benefit for the quarter ended January 31, 2001. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At January 31, 2001, the Company has net significant operating loss carry-forwards of approximately $51,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

During the three months ended January 31, 2001, the Company recorded $324,047 for dividends relating to its issued redeemable Preferred Stock, as compared to $820,084 for the three months ended January 31, 2000. The decrease of $496,037 is due to the Company not accruing any dividend on its Series C Preferred Stock, which is no longer cumulative. During the three months ended January 31, 2001 the Company also recorded accretion on its Preferred Stock of $556,813 related to a mandatory redemption feature, as compared to $753,829 for the three months ended January 31, 2000. This decrease of $197,016 is due to the partial redemption of the Company's Series D Redeemable Preferred Stock.

NINE MONTHS ENDED JANUARY 31, 2001 AS COMPARED TO NINE MONTHS ENDED JANUARY 31, 2000

The Company continues to incur significant losses from its operations and development activities. Net loss from continuing operations decreased to $5,447,461 for the nine months ended January 31, 2001, as compared to $6,744,057 for the nine months ended January 31, 2000. Net loss applicable to common shareholders was $4,715,222 for the fiscal nine months ended January 31, 2001, as compared to a loss of $12,669,528 for the fiscal nine months ended January 31, 2000. The Company has incurred losses since its inception, with an accumulated deficit of $78,310,466 at January 31, 2001 and is subject to those risks associated with companies in the early stages of development. These matters raise substantial doubt about the Company's ability to continue as a going concern.

For the nine months ended January 31, 2001 the Company's consolidated revenues were $283,800, compared to $199,217 for the nine months ended January 31, 2000. The Company's operating loss for the fiscal nine months ended January 31, 2001 was $3,966,014 as compared to an operating loss of $4,577,013 for the fiscal nine months ended January 31, 2000. The Company's net loss from continuing operations before extraordinary item and discontinued operations for the nine months ended January 31, 2001 decreased by $1,296,595 to $5,447,462 from $6,744,057 for the prior year due primarily to a decrease of $685,596 in net interest expense, a decrease in depreciation and amortization expense of $191,040 and a decrease in operating expenses of 354,556.

The Company's debt obligations (including amounts due to related parties), and accrued interest, as of January 31, 2001 were $17,041,683 as compared to $35,030,318 as of January 31, 2000. This decrease of $17,988,635 is due primarily to the repayment of debt from the proceeds of the sale of EPIC.

The Company files consolidated Federal Tax Returns. The Company has not recorded any income tax benefit for the nine months ended January 31, 2001. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At January 31, 2001, the Company has net significant operating loss carry-forwards of approximately $51,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

During the nine months ended January 31, 2001, the Company recorded $324,047 for dividends relating to its issued redeemable Preferred Stock, as compared to $3,997,304 for the nine months ended January 31, 2000. The decrease of $3,673,257 is due to the Company's already having accrued for this expense in a prior period, and the Company not accruing any dividends on its Series C Preferred Stock, which is no longer cumulative. During the nine months ended January 31, 2001 the Company also recorded accretion on its Preferred Stock of $1,608,871 related to a mandatory redemption feature, as compared to $2,153,495 for the nine months ended January 31, 2000. This decrease of $544,624 is due to the partial redemption of the Company's Series D Redeemable Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company had cash and cash equivalents of $5,292,465, a working capital deficit of $15,206,940 and an accumulated deficit of $78,310,466. Included in the working capital deficit is $8,677,272 in notes payable and $6,518,049 due to related parties. The Company has been in default on substantially all of these obligations.

During the nine months ended January 31, 2001 the net cash used in operating activities was $6,261,088 as compared with cash used in operating activities in the prior year period of $4,052,966. This increase in cash used in operating activities for the nine months ended January 31, 2001 as compared with the nine months ended January 31, 2000 is primarily reflected in the reduction of accounts payable and accrued expenses of $1,364,386 and $2,773,926 respectively. Net cash used in operation activities was increased by $2,906,463 from the gain on disposition of discontinued operations and from the gain on extinguishment and settlement of debt.

During the nine months ended January 31, 2001, net cash provided from investing activities amounted to $27,599,049, primarily due to the sale of EPIC, which resulted in net proceeds to the Company of $29,608,515. During the nine months ended January 31, 2000, no cash was provided from or used for investing activities.

During the nine months ended January 31, 2001 the Company's financing activities used cash of $15,874,976 (net of $1,100,000 in proceeds from debt), for the repayment of long term debt in the amount of $13,398,941 and for the repayment of short term related party debt in the amount of $3,576,035. During the nine months ended January 31, 2000 financing activities provided the Company with cash in the amount of $3,181,202, which included debt proceeds of $1,500,000 from unrelated parties and $1,740,000 from related parties, less long term debt repayment of $58,798.

The Company's growth and development strategy will require the approval of certain permits from regulatory authorities as well as substantial financing for the construction and development of waste services projects and for working capital. As of January 31, 2001, the Company had $5,292,465 remaining as a result of the sale of EPIC. The Company expects that these funds will be available to fund the Company's working capital needs as well as some development requirements. The Company believes that additional project financing would be available as needed. However, there is no assurance that it will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure addition financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                None not Previously
                                                           Reported in Report on
                                                           Form 10-KSB for the
                                                           fiscal year ended
                                                           April 30, 2000

Item 2. - Changes in Securities

          (a) None

          (b) None

          (c) During the fiscal quarter ended January 31, 2001, the Company issued 50,000 shares of its common stock to one person for consultant fees, valued at $0.07 per share and 61,000 shares to one entity in final settlement of an outstanding obligation.

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

          (d) Not Applicable

Item 3. - Defaults Upon Senior Securities

As set forth in Item 3 of the Company's Form 10-QSB for its fiscal year ended April 30, 2000, the Company remains in default of two notes payable to Equity Investments of Delaware, Inc. in the combined face amount of $3,000,000. Total arrearage on this default including accrued interest as of the date of this report is $4,465,132.

Item 4. - Submission of Matters to a Vote of Security Holders-None

Item 5. - Other Information - None

Item 6. - (a) Exhibits                                                     None

          (b) Reports on Form 8-K                                          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               PHOENIX WASTE SERVICES COMPANY, INC.
March 9, 2001                       (Registrant)



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