Form 10KSB/A
period 1996-04-30
PHOENIX WASTE SERVICES CO INC
filed 2001-03-23
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended April 30, 1996

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
        ................................................................
       (Exact name of small business issuer as specified in its charter)

          Delaware                               22-3755400
-------------------------------           --------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)

60 Park Place, Suite 509, Newark, New Jersey                07102
---------------------------------------------           ---------------
(Address of Principal Executive Offices)                   (Zip Code)

Issuers's telephone number, including area code: (973) 297-5400

                            N/A
-------------------------------------------------------------
(Former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1. Common Stock-67,374,844 shares outstanding as at January 31, 2001
Transitional Small Business Disclosure Format: Yes      No  X
                                                   ---     ---

The purpose of this amendment is to correct an erroneous statement discovered by the Company on March 21, 2001 contained in a footnote to the financial statements of this filing which stated that the agreement between Bedminster Seacor Services Miami Corporation and the City of Miami had been assigned by Bedminster to its parent company and the Company. In fact, no such assignment has ever been made.

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       40 West 57th St., 33rd fl
                                       New York, New York  10019
                                       212) 956-9595

The Amendment set forth below is filed based upon information discovered by the Company on March 21, 2001.

Notes to Condensed Consolidated Financial Statements

Note 7 ("Agreements"), Section F ("Miami Recycling and Composting, Inc."), Paragraph "8" presently reads as follows:

"All of the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. on March 1, 1996."

This paragraph "8" is hereby deleted in its entirety and is replaced by the following paragraph "8":

"None of the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. nor to its parent, Compost America Holding Company, Inc. All agreements of Bedminster Seacor Services Miami Corporation were retained by Bedminster Seacor Services Miami Corporation subsequent to the acquisition of the stock of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. on March 1, 1996."

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                              PHOENIX WASTE SERVICES COMPANY, INC.
March 23, 2001                     (Registrant)



                                    By /s/ Marvin Roseman
                                       ----------------------------------
                                       Marvin Roseman, Co-Principal
                                           Executive Officer, Principal
                                           Financial Officer

                                    By /s/ Anthony P. Cipollone
                                       ----------------------------------
                                       Anthony P. Cipollone, Treasurer,
                                           Principal Accounting Officer