Form 10QSB/A
period 1996-07-31
PHOENIX WASTE SERVICES CO INC
filed 2001-03-23
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended July 31, 1996

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

Notes to Condensed Consolidated Financial Statements

Note 7 ("Agreements"), Section F ("Miami Recycling and Composting, Inc."), Paragraph "7" presently reads as follows:

"All of the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. on March 1, 1996."

This paragraph "7" is hereby deleted in its entirety and is replaced by the following paragraph "7":

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