Form 10KSB/A
period 1997-04-30
PHOENIX WASTE SERVICES CO INC
filed 2001-03-23
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For the fiscal year ended April 30, 1997

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