Form 10QSB/A
period 1997-10-31
PHOENIX WASTE SERVICES CO INC
filed 2001-03-23
CIK 1008882

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

Note 9 ("Agreements"), Paragraph "16" presently reads as follows:

"All of the agreements with Bedminster Seacor Services Miami Corporation have been assigned to Miami Recycling and Composting Company, Inc. subsequent to the acquisition of Bedminster Seacor Services Miami Corporation by Miami Recycling and Composting Company, Inc. on March 1, 1996."

This paragraph "16" is hereby deleted in its entirety and is replaced by the following paragraph "16":

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