Form 10KSB/A
period 1998-04-30
PHOENIX WASTE SERVICES CO INC
filed 2001-03-26
CIK 1008882

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

Notes to Condensed Consolidated Financial Statements

Note 20 ("COMMITMENTS AND CONTINGENCIES:"), Miami Contract Commitment, first paragraph, presently reads as follows:

"In November 1996, the Company made payment of $1,000,000 to secure performance of its obligations under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the Restated Agreement). Under the terms of the Restated Agreement the commencement date of operations for its Miami Composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting the Company an additional extension through October 20, 2000 if the Company agreed to the additional provisions noted below. The resolution included provisions that the Company would agree to pay the City an amount equal to the City's recycling costs for each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the Company's performance under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of its obligations under the Restated Agreement. The $1,000,000 previously deposited payment has been capitalized in customer contract rights as at July 31, 1998. An amendment agreement including these provisions has been signed by the Company. The Company was notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, the Company has filed suit against the City of Miami in order to protect its rights under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998."

This first paragraph is hereby deleted in its entirety and is replaced by the following first paragraph:

"In November 1996, the Company made payment of $1,000,000 to secure performance of the obligations of Bedminster Seacor Services Miami Corporation under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the Restated Agreement). Under the terms of the Restated Agreement the commencement date of operations for Bedminster Seacor Services Miami Corporation's Miami Composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting Bedminster Seacor Services Miami Corporation an additional extension through October 20, 2000 if Bedminster Seacor Services Miami Corporation agreed to the additional provisions noted below. The resolution included provisions that Bedminster Seacor Services Miami Corporation would agree to pay the City an amount equal to the City's recycling costs for each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the performance of Bedminster

Seacor Services Miami Corporation under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of the obligations of Bedminster Seacor Services Miami Corporation under the Restated Agreement. The $1,000,000 previously deposited payment has been capitalized in customer contract rights as at July 31, 1998. An amendment agreement including these provisions has been signed by Bedminster Seacor Services Miami Corporation. Bedminster Seacor Services Miami Corporation was notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, Bedminster Seacor Services Miami Corporation has filed suit against the City of Miami in order to protect the rights of Bedminster Seacor Services Miami Corporation under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998."

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