Form 10KSB/A
period 1999-04-30
PHOENIX WASTE SERVICES CO INC
filed 2001-03-26
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended April 30, 1999

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

Notes to Condensed Consolidated Financial Statements

Note 19 ("COMMITMENTS AND OTHER CONTINGENCIES:"), Miami Contract Commitment, first and second paragraphs, presently read as follows:

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

This first and second paragraphs are hereby deleted in their entirety and are replaced by the following first paragraph:

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