Form 10KSB
period 2001-04-30
PHOENIX WASTE SERVICES CO INC
filed 2001-07-27
CIK 1008882

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934, for the fiscal year ended April 30, 2001

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____ to ______

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                          22-3755400
----------------------------       --------------------------
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)      Identification No.)

60 Park Place, Suite 509, Newark, New Jersey          07102
----------------------------------------------       ----------
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

                         $ 564,483


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days - $ 14,250,000 (approximate as of June 29, 2001).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1. Common Stock - 67,424,844 shares outstanding as at June 30, 2001

Documents Incorporated By Reference - See Item 13

PLEASE ADDRESS ALL CORRESPONDENCE TO:   Mark Gasarch, Esq.
                                        40 West 57th Street
                                        33rd Floor
                                        New York, New York 10019

                                     PART I
ITEM 1.
DESCRIPTION OF BUSINESS
                                   BACKGROUND

      Phoenix Waste Services Company, Inc. (the "Company") was incorporated in the State of Delaware on August 28, 2000. On September 29, 2000 the Company was merged in Delaware with Compost America Holding Company, Inc. ("Compost America" or "CAHC"), with Compost America then changing its name to Phoenix Waste Services Company, Inc. The purpose of this merger was (1) to change the state of incorporation of Compost America from New Jersey to Delaware and (2) to change the name of Compost America to that of the Company.

      Compost America had been incorporated on August 20, 1981 in the State of New Jersey under the name Alcor Energy and Recycling Systems, Inc. ("Alcor") for the purpose of designing, constructing, managing and operating resource recovery facilities. On January 23, 1995, Alcor acquired all of the outstanding shares of Compost America Company of New Jersey, Ltd. ("CANJ"), which had been incorporated on December 17, 1993 in the State of Delaware for similar purposes, and subsequently changed its name to Compost America Holding Company, Inc. The Company conducts its business through two operating subsidiaries; American Soil, Inc., a New York corporation, incorporated on August 6, 1986 and All Jersey Express Company, Inc., incorporated in New Jersey in 1972 and acquired by the Company on April 9, 2001.

      The Company also has three wholly-owned development subsidiaries, Monmouth Recycling and Composting Co., Inc., incorporated in Delaware on May 10, 1994 ("MRCINC"); Chicago Recycling and Composting Company, Inc. ("CRCC"), incorporated in Delaware on August 4, 1995 (presently inactive); and Gloucester Recycling and Composting Company, Inc., incorporated in Delaware on August 15, 1994 (presently inactive). In addition, the Company owns 80.1% of Miami Recycling and Composting Company, Inc. ("MRCC"), incorporated in Delaware on November 17, 1995, which itself owns all of the outstanding common stock of Bedminster Seacor Services Miami Corporation ("Bedminster"), a Florida corporation. The Company also owns 75% of Newark Recycling and Composting Company, Inc. ("NRCC"), incorporated in Delaware on May 10, 1994, with NRCC itself owning 100% of American Bio-Ag. On June 21, 2001 NRCC was put into Chapter 7 in the United States Bankruptcy Court for the District of New Jersey, which was later converted to a Chapter 11 proceeding. The Company also owns a 24.73% interest in American Marine Rail, LLC ("AMR"), which was formed to develop a solid waste transfer station in the Bronx, New York. Unless otherwise indicated, references to the Company, or Compost America, or CAHC, include the Company and all of its subsidiaries.

      On June 15, 2000, the Company sold its entire interest in its wholly-owned subsidiary, Environmental Protection & Improvement Company, Inc. ("EPIC"). EPIC had generated substantially all of the

Company's revenues and net cash from operations.

      The Company's executive offices are located at 60 Park Place, Suite 509, Newark, New Jersey 07102. The Company's telephone number is (973) 297-5400; fax
(973) 297-5454.

                             OPERATING SUBSIDIARIES

AMERICAN SOIL INC.

      American Soil, Inc. ("ASI") had been operated as an outdoor composting facility located in Freehold Township, Monmouth County, New Jersey. Compost America purchased ASI in October 1996, and leases property from Freehold Township for the operation of the composting facility. ASI"s authority to operate as a composting facility was revoked by the New Jersey Department of Environmental Protection ("NJDEP") in February 2000 for failure to finalize an application for a Class C Recycling Permit.

      In September 2000, ASI commenced a Site Cleanup Plan whereby approximately 24,000 yards of plastic and wood contaminated leaves and food waste inherited from the former owners of ASI would be remediated, which should produce approximately 15,000 yards of good quality, salable compost. This remediation process is underway, and the sale of some of this compost accounted for ASI's revenues for the Company's fiscal year ended April 30, 2001. In addition, the Company is taking other steps to enhance ASI's business. These measures include
(i) preparing and filing a Class B Recycling Permit Application with the NJDEP to allow the processing of tree trimmings up to 12" in diameter, (ii) processing and filing a Class C Recycling Permit Application with the NJDEP to allow for the processing of yard waste, paper products and food waste, (iii) obtaining the approval of the Monmouth County (NJ) Board of Chosen Freeholders for an amendment to the Monmouth County Solid Waste Management Plan to enlarge ASI's Freehold Site and (iv) submittal of a request to the NJDEP for the granting of limited operational authority to process grass and wood waste and collect and store leaves pending approval of the Class B and Class C Permits.

ALL JERSEY EXPRESS COMPANY, INC.

      All Jersey Express Company, Inc. ("All Jersey"), founded in 1972 and acquired by the Company in April 2001, is headquartered in North Arlington, New Jersey. All Jersey operates as a long haul municipal waste transporter, carrying primarily municipal and commercial waste, including construction and demolition waste, primarily from New Jersey to landfills in Pennsylvania. All Jersey meets with all applicable NJDEP and United States Department of Transportation regulations and standards with respect to the transportation of municipal and solid waste. All Jersey owns 11 tractors and 24 trailers. In addition, All Jersey contracts with third parties for hauling services on behalf of All Jersey.

                            DEVELOPMENT SUBSIDIARIES

MIAMI RECYCLING AND COMPOSTING FACILITY

      MRCC is an 80.1% owned subsidiary of the Company. MRCC's wholly owned subsidiary is developing a composting facility on a 40.1 acre parcel in Miami/Dade County (the "Florida Composting Project"). However, this project has been interrupted by a lawsuit (the "Miami Lawsuit") brought by the Company and the subsidiary against the City of Miami to enforce the performance by the City of Miami of its obligations under a Restated Compost Recycling Agreement (see "Legal Proceedings" herein).

      In response to a May 2001 Resolution of the Miami City Commission, the Company and the City have begun negotiations to settle the lawsuit with the Company constructing and operating a 1,000 ton per day capacity (approximate) state-of-the-art composting facility to handle a portion of the City's solid waste. This facility would be financed and owned by the City of Miami.

      A number of applications for requisite environmental permits have been filed with the Miami/Dade County Department of Environmental Resource Management ("DERM"), the Florida Department of Environmental Protection ("FDEP") and the United States Army Corps of Engineers ("ACOE"). The Company is reviewing these permit applications to determine which may be necessary to proceed with a composting facility. Additional submittals and subsequent approvals are in abeyance pending this review and the resolution of the Miami Lawsuit.

NEWARK RECYCLING AND COMPOSTING FACILITY

      NRCC is a 75% owned subsidiary of the Company. NRCC had anticipated developing a municipal solid waste transfer station capable of processing approximately 2,500 tons of waste per day on a portion of its 12-acre parcel in Newark, New Jersey (the "Newark Property"). However, the Newark Property is subject to a mortgage, currently in default (see "Legal Proceedings"), and NRCC itself was put into a Chapter 7 proceeding in bankruptcy (later converted to a Chapter 11) on June 21, 2001. Therefore, the future of NRCC is contingent upon the outcome of the bankruptcy proceedings and the mortgage default.

AMERICAN MARINE RAIL FACILITY

      The Company owns a 24.73% interest in American Marine Rail, LLC ("AMR"), which was formed to develop a solid waste barge-to- rail transfer station in the Bronx, New York. Subsequent to the Company's investment in AMR, the New York City Council adopted a policy whereby each New York City borough would handle its own solid waste, thus obviating the need for AMR's barge-to-rail transfer station, since other boroughs could no longer transfer their waste to AMR's Bronx location. This change in policy is the basis for a procurement challenge initiated (and currently pending) by AMR.

      Regardless of the outcome of the procurement challenge, for AMR to proceed with an Environmental Impact Study, a next step in its application process, or simply to supplement its application, would require significant funding (estimated at approximately $1,000,000) and would take an additional 12 to 18 months. At this time, the Company is unwilling to make a further financial investment in AMR, and will not proceed with this project, though it may in the future if circumstances warrant.

                               PROPOSED ACTIVITIES

MINERS COMPANIES

      On July 13, 2001 the Company entered into a Stock Purchase Agreement with Jeffrey Parker, David Parker and Jamie Parker to purchase all of the outstanding shares of Miners Fuel Company, Inc., with Jeffrey Parker and Michael Fiorillo to purchase all of the outstanding shares of Miners Environmental Inc. and with Miners Oil Company, Inc. to purchase all of its assets (Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc., collectively the "Miners Entities"), Pennsylvania corporations located in Tremont, Pennsylvania for a purchase price of no less than $8,000,000 and no greater than $8,600,000 depending upon the Miners Entities' earnings before interest, taxes, depreciation and amortization ("EBITDA") for its fiscal years 2001 and 2002. At closing, the Company will pay to the owners of the Miners Entities $8,000,000 in cash plus the assumption of approximately $8,000,000 of debt plus up to $300,000 in each of fiscal years 2001 and 2002 provided that the EBITDA of the Miners Entities exceeds $4,000,000 in each of those two years. A closing is anticipated within 30 days.

      The Miners Entities operate a long haul solid waste transporting business, a fuel oil supply business and a specialty waste company in Pennsylvania and New Jersey. For the fiscal year 2000 (unaudited) the Miners Entities showed total sales of approximately $54,000,000 an EBITDA of approximately $4,000,000 and a net worth of approximately $2,600,000. Jeffrey Parker, David Parker and Jamie Parker, the three principals of the Miners Entities, have agreed to remain employed by Miners Fuel Company, Inc. for a period of three years from closing, with Jeffrey Parker acting as President and Chief Executive Officer.

EMPLOYEES

      The Company and its subsidiaries have approximately 20 full-time employees, and engage another approximately 35 persons in less than full time capacities. All employees are non-union.

ITEM 2.
DESCRIPTION OF PROPERTIES

      The Company leases its 2,719 square feet of executive, finance and accounting offices at 60 Park Place, Suite 509, Newark, New Jersey 07102, from an unaffiliated party for a term of five years through November 2005 at an annual rent of $44,863.50 increasing to $50,301.50 after two years, plus utilities.

      In December 1995 NRCC purchased the Newark Property, located in the East Ward of Newark, New Jersey at the convergence of Routes 78, 1, 9 and the New Jersey Turnpike on which the Company hopes to locate its Newark Solid Waste Project. This site is encumbered by mortgages, which are in default, and foreclosure proceedings have been commenced (see Legal Proceedings, below).

      On March 29, 1996 the Company purchased 40.1 acres in northwest Miami/Dade County, Florida ("Florida Property"), where it plans to locate its Florida Composting Facility.

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

      All Jersey operates its business out of an 840 square foot office trailer which it rents for $712 per month for a three year term. The office trailer is located rent-free on land owned by Bergen County, New Jersey, which also has provided space for All Jersey's 11 tractors and 24 trailers, when not in use.

ITEM 3.
LEGAL PROCEEDINGS

      The Company is involved in one material legal proceeding as a plaintiff, regarding the failure of the City of Miami to perform under a Restated Compost Recycling Agreement of November 30, 1995 (the "Restated Agreement") between a subsidiary of the Company, and the City of Miami. This lawsuit, filed in September, 1998 against the City of Miami, is seeking a judgment: (1) declaring that the Restated Agreement, as amended by the City's Resolution 98-224 of February 24, 1998 constitutes a valid and binding contract between the City and the subsidiary; (2) setting the correct amount of the City's recycling costs during the term of the two year extension or establishing a fair and equitable procedure by which that amount shall be calculated; and (3) fixing the completion date for the composting facility, adjusted to take into account the period of time that the City has frustrated the subsidiary's performance under the Contract.

      In response to a May 2001 Resolution of the Miami City Commission, the Company and the City have begun negotiations to settle the lawsuit. Discussions currently involve the Company constructing and operating a 1,000 ton per day capacity (approximate) state-of-the-art composting facility to handle a portion of the City's solid waste, which facility would be financed and owned by the City.

      In a second unrelated matter, the Company stands to benefit as a result of an action for damages brought in the U.S. District Court for the District of New Jersey by its former subsidiary, EPIC, against IEM/Sealand. A settlement negotiated between the parties should result in a payment to the Company of approximately $126,000, upon the execution of settlement documents and releases.

      The material legal proceedings in which the Company is involved as a defendant are as set forth below.

1. Equity Investments of Delaware, Inc., Plaintiff v. Compost America Holding Company, Inc. and Newark Recycling and Composting Company, Inc., Defendants, filed in May, 1999 in the Superior Court of New Jersey for Essex County. On May 15, 1999, the Company, as Borrower, defaulted in the payment of a $1,000,000 Acquisition Refinancing Promissory Note, plus an additional $150,000 in accrued interest and penalties, payable to Equity Investments of Delaware, Inc., as Lender. The Lender also is the holder of a $2,000,000 Convertible Term Loan Promissory Note of the Borrower, due November 1, 2000. Both Notes are secured by a first mortgage on the Newark Property, owned by NRCC, which the Company intends to develop. The Lender obtained a default judgment against the Company in September 1999 for approximately $1,300,000 and in January 2000 commenced foreclosure proceedings. On June 21, 2001 Newark Recycling and Composting Company, Inc. was put into Chapter 7 in the United States Bankruptcy Court for the District of New Jersey, later converted into a Chapter 11, which has the effect of staying this foreclosure proceeding.

2. NuCentury Auto, Inc., Plaintiff, v. Compost America Holding Company, Inc. and Chicago Recycling and Compost Company, Inc., Defendants, filed on February 28, 1998 in the Circuit Court of the Twelfth Judicial Circuit, Will County, State of Illinois, Docket # 99 L 129.

      This is a claim against the Company for $266,256 for site development work performed on behalf of the Company in Riverside, Illinois. The Company has filed an answer in this matter, and intends to defend this matter vigorously.

3. Kaysons International Corp., Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed in November, 1999 in the Supreme Court of New York, County of Westchester. This is an action for payment of a note in default in the amount of $150,000 plus interest at 10% plus penalty shares. Summary Judgment in the amount of $150,000 plus interest and costs was entered for the Plaintiff on March 3, 2000, which has been paid by the Company. However, the issue of penalty shares is still in controversy.

4. B. Michael Pisani, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed January, 2000 in the Superior Court of New Jersey, Essex County. This is a claim by B. Michael Pisani for $175,000 plus interest, costs and legal fees based upon an alleged breach by the Company of his consulting agreement. The Plaintiff has withdrawn its motion for Summary Judgment and a trial is scheduled for August, 2001.

5. Charles Lanktree and The 5 L's Partnership, LLP, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed June, 2000 in the Superior Court of New Jersey, Essex County. This is a claim for breach of contract seeking damages of $323,000 plus interest, plus 690,000 shares of the Company's common stock, based upon an alleged breach of contract by the Company. The Company intends to defend this matter vigorously, especially as regards the 690,000 "penalty" shares.

      The status of other material claims involving the Company is as follows:

6. Internal Revenue Service. The Internal Revenue Service ("IRS") has noticed the Company of its claim for $61,000 in penalties and interest and $20,000 in back taxes. The Company contends that it already has paid the $20,000 in back taxes. The IRS is demanding payment and the Company is seeking to appeal this demand.

7. Allen Miller v, Compost America Holding Company, Inc., filed September 2000 is a claim before the American Arbitration Association for breach of an employment contract. Mr. Miller claims he is due $345,416.67 in salary and $70,779.69 in interest. The Company intends to vigorously defend against this claim.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

                        PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Until October 7, 1999 shares of the Company's common stock had traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "CAHC". During the period October 7, 1999 through June 14, 2000, when the Company was significantly delinquent in its filings with the Securities and Exchange Commission ("SEC"), this trading was transferred by the NASD to the "pink sheets" . During the period September 14, 1999 through October 7, 1999 inclusive, the shares had traded under the symbol "CAHCE" as a notice that the trading of the shares was being moved from the Electronic Bulletin Board to the "pink sheets". On June 15, 2000, with the Company again timely in its filings with the SEC, the trading of its shares resumed on the Electronic Bulletin Board under the symbol "CAHC".

      The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for these shares. Such prices necessarily reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.

                                       Quarterly Common Stock Price Range

                                               HIGH BID    LOW BID
                                               --------    -------
1999/2000:
Quarter ended 7/31............................  $0.63       $0.38
Quarter ended 10/31...........................  $0.38       $0.13
Quarter ended 1/31............................  $0.25       $0.13
Quarter ended 4/30............................  $0.51       $0.13

2000/2001:
Quarter ended 7/31..........................    $0.58       $0.20
Quarter ended 10/31.........................    $0.19       $0.09
Quarter ended 1/31..........................    $0.13       $0.07
Quarter ended 4/30..........................    $0.30       $0.07

      As of June 30, 2001 there were approximately 272 holders of record of the shares of the Company's Common Stock.

      To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future will be limited by preferred stock issuances and may be limited by future preferred stock issuances or by lenders.

      During the fiscal quarter ended April 30, 2001, the Company issued 50,000 shares of its common stock, without registering the securities under the Securities Act of 1933, as amended, to one individual for services rendered valued at $0.09 per share. There were no underwriters involved in the transaction, and no underwriting discounts or commissions. In light of the small number of purchasers and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.


ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS

      The Company is in the process of implementing a strategy of growth by acquisition, which has resulted in the acquisition of All Jersey Express Company, Inc. and the pending acquisition of the Miners Companies. These two acquisitions should bring the Company's annual sales to an amount in excess of $60,000,000 and should generate an annual EBITDA in excess of $5,000,000 before consolidation with the Company and its other subsidiaries.

      In the interim, the Company has continued to incur significant losses from its operations and development activities. Revenues less operating costs, selling, general and administrative expenses and net interest expense (interest expense less interest income) resulted in a net loss of $8,496,225 as of April 30, 2001, as compared to a net loss of $9,375,583 as of April 30, 2000. Net loss applicable to common shareholders was $11,250,492 for the fiscal year ended April 30, 2001, as compared to a loss of $19,323,326 for the fiscal year ended April 30, 2000. The Company has incurred losses since its inception, with an accumulated deficit of $83,650,019 as of April 30, 2001 and is subject to those risks associated with companies in the early stages of development.

      As a result of the sale of EPIC on June 15, 2000, the results of operations for all years presented have been presented to incorporate the accounting treatment for discontinued operations. For the year ended April 30, 2001 the Company's consolidated revenues were $564,483, compared to $317,848 for the prior fiscal year. The Company's operating loss for the fiscal year ended April 30, 2001 was $8,199,243 as compared to an operating loss of $6,166,405 for the prior fiscal year. The Company's net loss from continuing operations before discontinued operations and extraordinary item for the year ended April 30, 2001 was $10,777,816, as compared to $9,781,434 for the prior year.

      EPIC's revenues for the period May 1, 2000 through the June 15, 2000 date of sale were $3,165,822 and it had a net loss for that period of $223,221, as compared to EPIC's revenues for the year ended April 30, 2000 of $23,952,073 and a net loss of $915,767 for that period.

Liquidity and Capital Resources

      Since its inception and through the June 15, 2000 sale of EPIC, the Company had continuously met its liquidity needs primarily from the proceeds of the sale of its common stock, loans and advances made by affiliates, including directors and principal shareholders, and loans made by unaffiliated individuals and institutions. For the year ended April 30, 2000 the Company secured funding through various loans and advances from related and unrelated parties totalling $6,270,000 and none from the sale of common stock. For the period May 1, 2000 through June 15, 2000 the Company secured additional funding of approximately $40,500,000 from loans from unrelated parties, land lease proceeds and proceeds from the sale of EPIC. Approximately $31,500,000 of these funds were used to pay closing costs, liabilities assumed from EPIC, related party debt and various notes and accounts payable of the Company and to purchase membership interests in AMR. For the balance of the fiscal year ended April 30, 2001, the Company continued to meet its liquidity needs from the proceeds of the EPIC sale, from loans from unaffiliated parties in the amount of $1,100,000 and with some revenues from its operating subsidiaries.

      For the fiscal year ending April 30, 2002 the Company will be faced with significant cash needs to meet current obligations, including ongoing corporate overhead and to refinance existing loans. In addition, the Company's continued growth will require development capital. The Company hopes to meet its liquidity needs through revenues from operations, project financing and additional loans and/or the sale of common and preferred shares.

      The Company's strategy to reduce and eventually eliminate its losses and working capital deficits entails (1) the continued acquisition of operating companies in the waste disposal field, (2) the closing of the acquisition of the Miners Companies and their profitable operation, (3) the generation of revenues from All Jersey Express Company, Inc., (4) the development to profitability or the sale of American Soil, Inc., (5) the generation of revenues from its Florida Property by the construction and operation of the Florida Composting Project and
(6) the continued implementation of stringent controls on expenses. This strategy is dependent upon (1) reaching profitability for the Company's operating subsidiaries, (2) securing the necessary approvals for the Company's Florida Project from various regulatory authorities, (3) receiving the necessary financing for acquisitions and for the construction and development of the Florida Project and (4) obtaining loan extensions and/or standstills from the Company's major creditors.

      In pursuit of this strategy, the Company is in negotiations with the holders of the first and second mortgages on the Newark Property in an attempt to reduce its outstanding debt (including accrued interest) by an amount in excess of $3,800,000 and to extend the terms on approximately $7,000,000 of currently due mortgages up to eight years, through the pending Chapter 11 plan of reorganization. In addition, in June 2001, the Company entered into a term loan agreement with a financial institution to borrow up to $2,000,000. This note is subject to certain covenants. It matures and is to be paid in full on June 1, 2002. The note bears interest at the prime rate plus 2 1/2% per annum and is secured by a first mortgage on the Florida Property. Proceeds from the note shall be used to pay off existing debt.

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

      Should the Company be able to secure approvals and financing for the Florida Project, then it is anticipated that some portion of the previously financed project costs will be repaid to the Company. However, such financing, if secured, would not be closed until calendar year 2002 at the earliest, and future revenues generated from this Project would not be anticipated until the fiscal year ended April 30, 2003, at the earliest.

      The sale of EPIC and later reductions in staff, offset to some degree by the acquisition of All Jersey Express Company, Inc., resulted in a reduction in the number of the Company's employees from 88 down to approximately 20. There are no seasonal aspects that have a material effect on the financial condition or results of operations of the Company.

               SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS

      This Report on Form 10-KSB including, without limitation, this Management's Discussion and Analysis, contains forward-looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated" "estimate", "believes", "projected" or other similar words. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financings; rapid technological change; change in permitting and environmental regulations; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; and the potential volatility of the Company's common stock.

ITEM 7.
FINANCIAL STATEMENTS

(a)   Consolidated Balance Sheet as of April 30, 2001

(b) Consolidated Statements of Operations for the fiscal years ended April 30, 2001 and April 30, 2000

(c) Consolidated Statements of Redeemable Preferred and Common Stocks and Stockholders' Deficiency for the fiscal years ended April 30, 2001 and April 30, 2000

(d) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2001 and April 30, 2000

(e)   Notes to Consolidated Financial Statements

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                        Directors and Executive Officers

         The following persons were directors, executive officers and consultants acting as members of the Office of the President of the Company as at July 1, 2001.


      NAME          AGE                POSITION(S)
-----------------   ---     ---------------------------------

Marvin H. Roseman    72     Office of the President; President of all
                            Subsidiaries, Principal Financial Officer, Principal
                            Accounting Officer, Treasurer, Director

Richard L. Franks    58     Vice President and General Counsel, Secretary

Charles R. Carson    54     Director

Michael Goodman      37     Director

Brian Marshall       27     Director

Peter Petrillo       41     Director

John T. Shea         51     Director

      The Company's by-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. A Stockholders Agreement and a Director Appointment Agreement among the Company and certain principal stockholders of the Company requires support of the election of certain nominees of Wasteco Ventures Limited (currently Michael Goodman, Brian Marshall and Peter Petrillo) to the Company's Board of Directors. During the fiscal year ended April 30, 2001, eight directors' meetings were held. No current director attended fewer than 75% of such meetings. The board of directors has an audit committee consisting of Charles R. Carson (Chairman) and Peter Petrillo and a Compensation Committee consisting of Peter Petrillo (Chairman), Marvin H. Roseman, Richard L. Franks and Michael Goodman.

      Since April 1999, the Company has been managed by an Office of the President, which positions, from August 1999 through June 2001, were held solely by two consultants, Christopher J. Daggett and Marvin H. Roseman and, since July 2001, by Marvin H. Roseman alone.

                             OFFICERS AND DIRECTORS

MARVIN H. ROSEMAN - OFFICE OF THE PRESIDENT; PRESIDENT OF ALL SUBSIDIARIES

      Marvin H. Roseman joined the Company's Office of the President and became the Company's Principal Financial Officer and a director in April 1999. In July, 2001, he added the titles of Principal Accounting Officer and Treasurer. From 1994 through the present, Mr. Roseman is the President of Bentley, King Associates, a business consulting firm located in Las Vegas, Nevada.

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

MICHAEL GOODMAN - DIRECTOR

      Michael Goodman has been a Managing Director at Wafra Partners LLC, an affiliate of W-L Associates, LLC, in New York City, since August 2000. From July 1998 through July 2000 he was a principal of Equinox Investment Partners, LLC, a private investment company in Darien, Connecticut. From January 1986 through June 1998, when he joined Equinox, Mr. Goodman was a vice-president (lending officer) at Chase Manhattan Bank in New York City. Mr. Goodman has been a director of the Company since 2000.

BRIAN D. MARSHALL - DIRECTOR

      Brian D. Marshall is an Assistant Vice President at Wafra Partners LLC, an affiliate of W-L Associates, LLC, in New York City. From 1996 through April 1999, when he joined Wafra, Mr. Marshall was an analyst in the investment banking group of Prudential Securities Incorporated in New York City. Prior to 1996 he was a student at the Wharton School of the University of Pennsylvania. Mr. Marshall has been a director of the Company since 2000.

PETER PETRILLO - DIRECTOR

      Peter Petrillo has been a Managing Director at Wafra Partners LLC, an affiliate of W-L Associates, LLC, since January 1995. From January 1991 to December 1994, Mr. Petrillo was a partner at Claymore Partners Ltd., a strategic and turnaround consulting firm. He became a director of the Company in 1997.

JOHN T. SHEA - DIRECTOR

      John T. Shea has been the chief operating officer for Berkery, Noyes & Co., an investment banking company located in New York City since February 2001. Prior thereto he was responsible for merchant banking and direct equity investments at Wafra Investment Advisory Group, Inc. since 1991. Mr. Shea became a Director of the Company in 1997 and has served continuously since that date except for a brief period in 2000.

ITEM 10.
EXECUTIVE COMPENSATION

   (b)  SUMMARY COMPENSATION TABLE

Name                      Annual Compensation                              All
and               Fiscal                              Other    Long-      Other
Principal          Year                              Annual     Term     Compen-
Position           Ended       Salary        Bonus    Comp.     Comp.     sation
-------------     -------     --------      ------   ------    ------    --------
Christopher       4/30/01     $240,000        none     none     none     $  5,173
Daggett,          4/30/00     $320,000(1)     none     none     none     $ 13,371
Office of         4/30/99     $   none        none     none     none     $   none
the President

Marvin H          4/30/01     $240,000        none     none     none     $175,592(2)
Roseman,          4/30/00     $320,000(1)     none     none     none     $145,793(2)
Office of         4/30/99     $   none        none     none     none     $   none
the President

Roger E           4/30/01     $   none        none     none     none     $   none
Tuttle,           4/30/00     $   none        none     none     none     $   none
former Pres.      4/30/99     $225,000        none     none     none     $  9,210
and CEO

Robert J          4/30/01     $ 45,500        none     none     none     $  1,800
Longo,            4/30/00     $325,000        none     none     none     $535,000(3)
former Pres.      4/30/99     $325,000        none     none     none     $242,200(3)
of EPIC

Richard L         4/30/01     $192,000        none     none     none     $121,107(2)
Franks,           4/30/00     $236,307(5)     none     none     none     $ 72,000(2)
VP and Sec.       4/30/99     $   none        none     none     none     $   none

Anthony P         4/30/01     $150,000        none     none     none     $  6,495
Cipollone,        4/30/00     $150,000        none     none     none     $  3,600
Former Tres.      4/30/99     $126,923        none     none     none     $   none

(1) Paid as a Consulting Fee. Includes $80,000 paid for services rendered during the prior fiscal year.

(2)   Primarily reimbursement for living and related expenses.

(3) Includes a fee of $700,000 for providing a personal indemnification for a surety bond issued to the Company, and other reimbursable expenses.

(4)   Commencing November 3, 1997

(5)   Includes $44,307 paid for services rendered during the prior fiscal year.

   (c)  OPTIONS/SAR GRANTS TABLE

                 Number of   %age of
                 Shares      Total
                 Under-      Options
                 lying       Granted
                 Options     in Fiscal  Exercise or Base  Expiration
Name             Granted     Year       Price Per Share   Date
-------          ---------   ---------  ----------------  -------------
C. Daggett       1,200,000       50%          $0.01       June 29, 2004
M. Roseman       1,200,000       50%          $0.01       June 29, 2010
R. Tuttle        none           n/a           n/a         n/a
R. Longo         none           n/a           n/a         n/a
R. Franks        none           n/a           n/a         n/a
A. Cipollone     none           n/a           n/a         n/a

      (d) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                         Number of       Value of
                                         Shares Under    Unexercised
                                         Unexercised     In-the-Money
                   Shares                Options at      Options at
                   Acquired   Value      FY-End; Exer/   FY-End; Exer/
Name               On Exerc.  Realized   non-Exer'able   Non-Exer'able (1)
-------            ---------  --------   ------------    ------------
C. Daggett            none      none       1,200,000       $324,000
M. Roseman            none      none       1,200,000       $324,000
R. Tuttle             none      none       1,209,875       n/a
R. Longo              none      none         900,000       n/a
R. Franks             none      none          50,000       n/a
A. Cipollone          none      none            none       n/a

(1) The market price of the Company's common stock as at its April 30, 2001 fiscal year end was $0.28 per share.

      (e) LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

      None of the persons included in (b) above were covered by any plans.

      (f) COMPENSATION OF DIRECTORS

      Outside Directors of the Company who are not WAFRA designees (at this time, Charles Carson and John T. Shea) are compensated for serving as a director at the rate of $2,500 per meeting of the Company's board of directors attended in person. No fee is paid for participation in telephonic meetings of the board.

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

      This agreement was further amended effective May 1, 1999 and was terminated by the Company for cause in August 1999. Mr. Tuttle disputed this termination for cause and on June 15, 2000 this matter between the Company and Mr. Tuttle was resolved by mutual agreement, at which time Mr. Tuttle was paid $300,000, with an additional $600,000 to be paid over 36 months. Mr. Tuttle also was issued 930,000 shares of the Company's common stock to replace shares previously distributed by him on behalf of the Company, and the exercise price for his 1,000,000 options was reduced to $1.50.

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

      The Company entered into an employment agreement with Anthony

P. Cipollone, the Company's Treasurer and Controller, in September 1998 through April 2001 which calls for an annual salary of $150,000 plus options to purchase 350,000 shares of the Company's common stock at an exercise price of $1.00 per share for a period of three years. The agreement terminated at the end of April 2001.

      Since April 1999, the Company has been managed by an Office of the President, which positions, since August 1999, have been held solely by two consultants, Christopher J. Daggett and Marvin H. Roseman. From April 1999 through June 2000, each served on a month- to-month basis, and each was paid $20,000 per month, plus expenses.

      Effective June 29, 2000, the Company entered into a Consulting Agreement with Bentley King Associates, Inc. which provided for the Company obtaining the consulting services of its President, Marvin H. Roseman, for a three year term, during which term Mr. Roseman will be a member of the Company's Office of the President, for a monthly fee of $20,000, plus options granted to Bentley King Associates, Inc. to purchase 1,200,000 shares of the Company's common stock at $0.01 per share for a period of ten years.

      Effective June 29, 2000, the Company entered into a Consulting Agreement with Chadwick Partners, LLC which provided for the Company obtaining the consulting services of its President, Christopher J. Daggett, for a three year term, during which term Mr. Daggett will be a member of the Company's Office of the President, for a monthly fee of $20,000, plus options granted to Chadwick Partners, LLC to purchase 1,200,000 shares of the Company's common stock at $0.01 per share for a period of ten years. This agreement later was amended to set the termination date at June 30, 2001.

      (h) REPORT ON REPRICING OF OPTIONS/SARS - See section (g) above regarding Roger E. Tuttle.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The Company's only class of voting securities is its Common Stock.

      The following table sets forth, as of July 1, 2001, all persons known by the Company to be a beneficial owner of more than five percent of the Company's Common Stock and the Common Stock ownership in the Company, directly or indirectly, by each of its directors and executive officers and by all directors and executive officers of the Company as a group.

                                          Amount and
                                          Nature of
Name and Address                          Beneficial      Percent of
of Beneficial Owners (1)                  Ownership         Class
------------------------                  ---------         -----

Bentley King Associates, Inc.           1,200,000 (2)        1.7%
 7960 Castle Pines Avenue
 Las Vegas, NV 89113

Charles R. Carson                         238,334 (3)         *
 590 Madison Avenue, 38th fl.
 New York, NY 10022
 (Director)

Richard L. Franks                         268,750 (4)         *
 One Gateway Center, 25th fl.
 Newark, NJ 07102
 (Vice President, Secretary)

Michael Goodman                             none              *
 345 Park Avenue, 41st fl.
 New York, NY 10154
 (Director)

Brian D. Marshall                           none              *
 345 Park Avenue, 41st fl.
 New York, NY 10154
 (Director)

Peter Petrillo                               (5)              *
 345 Park Avenue, 41st fl.
 New York, NY 10154
 (Director)

Marvin H. Roseman                            (2)              *
 7960 Castle Pines Avenue
 Las Vegas, NV 8913
 (Office of the President,
  Treasurer, Director)

John T. Shea                                none              *
 50 Broad Street
 New York, NY 10004
 (Director)

W-L Associates, LLC                    33,580,105 (5)        49.8%
 c/o Wasteco Management Corp.
 c/o Corporation Service company
 1013 Centre Road
 Wilmington, DE 19805

Officers and Directors                 35,287,189 (6)        51.2%
As A Group (7 Persons)

-------------------
* Less than 1%

(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned.

(2) Includes 1,200,000 shares which may be acquired by Bentley King Associates, Inc. within sixty days upon the exercise of options. Marvin H. Roseman is the President of Bentley King Associates, Inc.

(3) Includes 238,334 shares which may be acquired by Mr. Carson within sixty days upon the exercise of options.

(4) Includes 50,000 shares which may be acquired by Mr. Franks within sixty days upon the exercise of options.

(5) Peter Petrillo, as the sole officer and director of the manager of W-L Associates, LLC, controls the voting of W-L Associates, LLC. Mr. Petrillo holds no Common Shares or options or warrants to acquire Common Shares in his own name.

(6) Includes 1,488,334 shares which may be acquired within sixty days upon the exercise of options and warrants. As at July 1, 2001, the Company had 67,424,844 shares outstanding. An additional 17,484,445 shares were subject to acquisition within sixty days upon the exercise of options and warrants, for a total of 84,909,289 shares on July 1, 2001.


ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Employment agreements of Roger E. Tuttle, Robert J. Longo, Richard L. Franks and Anthony P. Cipollone and Consulting Agreements with Bentley King Associates, Inc. (Marvin H. Roseman) and Chadwick Partners, LLC (Christopher J. Daggett) and Termination Agreements with Roger E. Tuttle and Robert J. Longo are set forth in Item 10 above.

      During the fiscal year ended April 30, 1999, while serving as a Director of the Company, Robert J. Longo earned a fee of $700,000 from the Company for providing a personal indemnification for a surety bond acquired by the Company. $225,000 of this fee was paid in the fiscal year ended April 30, 1999, and the balance of $475,000 was paid in the fiscal year ended April 30, 2000.

      In June 2000, Churchill Capital, Inc., of which Charles Carson, a Director of the Company, is a principal, was paid a fee of $790,000 for their assistance in arranging for the sale of EPIC. In June 2000 Mr. Carson was paid $72,600, and an additional $57,000 during the fiscal year just ended. He is still owed approximately $113,000, for financial advisory services provided in prior years by Quirk, Carson & Peppet, of which Mr. Carson was a principal.

      In May and July 2001, John T. Shea, a Director of the Company, was paid a total of $14,000 for consulting services previously rendered.

ITEM 13.
EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits required by Item 601 of Regulation S-B

         2.  Plan of Acquisition,                 (1), (2), (4)
             Reorganization, etc.

         3.  Articles of Incorporation            (4)
             and By-Laws

         4.  Instruments defining the             (4)
             Rights of Security Holders

         9.  Voting Trust Agreement               (2)

         10. Material Contracts                   (2), (3)

         11. Statement re Computation of Per Share Earnings - See
             Note 5 to Consolidated Financial Statements

         13. Annual or Quarterly Reports          none

         16. Letter on Change in                  none
             Certifying Accountant

         18. Letter on Change in                  none
             Accounting Principles

         21. Subsidiaries of the                  see Part I, Item 1,
             Registrant                           Background, herein

         22. Published Report Regarding           none
             Matters Submitted to Vote

         23. Consents of Experts and Counsel      not applicable

         24. Power of Attorney                    none

         99. Additional Exhibits                  None

(1) Incorporated by Reference to Registration Statement on Form S-1; File No. 333-1592; effective June 7, 1996

(2) Incorporated by Reference to Report on Form 8-K/A dated June 15, 2000 and filed June 21, 2000

(3) Incorporated by Reference to Report on Form 8-K dated July 19, 2000 and filed July 19, 2000

(4) Incorporated by Reference to Definitive Proxy Statement dated September 7,2000 and filed September 7, 2000

      (b) Reports on Form 8-K during the last quarter

         1. A report on Form 8-K was filed on March 16, 2001 to report events on March 15, 2001; the entering into a Stock Purchase Agreement with Louis Aboyoun and Edward Haefeli as Sellers for the Company to purchase all of the outstanding shares of All Jersey Express Company, Inc. No financial statements were included in this filing.

         2. A report on Form 8-K was filed on March 19, 2001 to report events on March 15, 2001; the entering into a non- binding letter of intent for the Company to purchase all of the outstanding shares of Miners Oil Company, Inc., Miners Fuel Company, Inc. and Miners Environmental, Inc. No financial statements were included in this filing.

         3. A report on Form 8-K was filed on April 10, 2001 to report events on April 9, 2001; the closing of the Company's acquisition of all of the outstanding shares of All Jersey Express Company, Inc. No financial statements were included in this filing.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:               COMPOST AMERICA HOLDING COMPANY, INC.
July 26, 2001            (Registrant)

                    By: /s/ MARVIN ROSEMAN
                            Marvin Roseman, Principal Executive
                                              Officer, Principal
                                              Financial Officer,
                                              Principal Accounting
                                              Officer, Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


MARVIN ROSEMAN                     July 26, 2001       By: /s/ MARVIN ROSEMAN
Office of the President,                                    Marvin Roseman
Principal Financial Officer,
Principal Accounting Officer,
Treasurer, Director

RICHARD L. FRANKS                  July 26, 2001       By: /s/ RICHARD L. FRANKS
Vice President,                                             Richard L. Franks
Secretary

CHARLES R. CARSON                  July 26, 2001       By: /s/ CHARLES R. CARSON
Director                                                    Charles R. Carson

MICHAEL GOODMAN                    July 26, 2001       By: /s/ MICHAEL GOODMAN
Director                                                    Michael Goodman

BRIAN MARSHALL                     July 26, 2001       By: /s/ BRIAN MARSHALL
Director                                                    Brian Marshall

PETER PETRILLO                     July 26, 2001       By: /s/ PETER PETRILLO
Director                                                    Peter Petrillo

JOHN T. SHEA                       July 26, 2001       By: /s/ JOHN T. SHEA
Director                                                    John T. Shea

Charles R. Carson, Michael Goodman, Brian Marshall, Peter Petrillo, Marvin Roseman and John T. Shea constitute all of the members of the Registrant's Board of Directors.

                      PHOENIX WASTE SERVICES COMPANY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                 APRIL 30, 2001

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            Page



Independent Auditors' Report                                                 F-1

Consolidated Balance Sheet                                               F-2-F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Redeemable Preferred and Common                   F-5
 Stock and Stockholders' Deficit

Consolidated Statements of Cash Flows                                    F-6-F-7

Notes to Consolidated Financial Statements                              F-8-F-22

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of Phoenix Waste Services Company, Inc.


We have audited the accompanying consolidated balance sheet of Phoenix Waste Services Company, Inc. and Subsidiaries (the "Company") as of April 30, 2001, and the related consolidated statements of operations, redeemable preferred and common stock and stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Waste Services, Inc. and Subsidiaries as of April 30, 2001, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has a working capital deficit, an accumulated deficit and a stockholders' deficit, has incurred losses since its inception and is in default of certain loan agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company's growth strategy will require substantial additional funds. Management's plans in regard to these matters are also described in Note
4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/ Rothstein, Kass & Company, P.C.




Roseland, New Jersey
June 14, 2001, except for
Notes 4 and 14 as to which
the date is July 16, 2001

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2001



                                     ASSETS

Current assets

 Cash and cash equivalents                                                                                $       4,001,808
 Other current assets                                                                                               147,054
                                                                                                          ------------------

     Total current assets                                                                                         4,148,862
                                                                                                          ------------------

Property, plant and equipment, net (See Note 5)                                                                  12,281,507
                                                                                                          ------------------

Other assets

 Contract costs (See Note 13)                                                                                     1,000,000
 Goodwill, net (See Note 5)                                                                                         732,169
 Other                                                                                                              528,942
                                                                                                          ------------------

     Total other assets                                                                                           2,261,111
                                                                                                          ------------------

                                                                                                          $      18,691,480
                                                                                                          ==================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

 Notes payable, current portion (See Notes 4, 6, and 13)                                                  $      14,041,001
 Due to related parties, current portion (See Notes 4 and 10)                                                       357,268
 Accounts payable                                                                                                 1,702,384
 Accrued interest                                                                                                 2,598,179
 Accrued expenses                                                                                                 2,137,171
                                                                                                          ------------------

     Total current liabilities                                                                                   20,836,003
                                                                                                          ------------------

Long-term liabilities

 Notes payable, less current portion (See Notes 4, 6, and 13)                                                       526,362
 Due to related parties, less current portion (See Notes 4 and 10)                                                1,470,889
                                                                                                          ------------------

     Total long-term liabilities                                                                                  1,997,251
                                                                                                          ------------------


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                                 April 30, 2001



                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)


Redeemable preferred and common stock (See Note 7)
 Series A Preferred, 169,000 shares authorized, issued,
  and outstanding (liquidation value of $18,026,049)                                                        $      9,427,929

 Series B Preferred, 400,000 shares issued,
  and outstanding (liquidation value of $1,251,228)                                                                1,240,000

 Series C Preferred, 91,000 shares authorized, issued,
  and outstanding (liquidation value of $9,100,000)                                                                6,159,875

 Series D Preferred, 17,500 shares authorized, 8,771 issued,
  and outstanding (liquidation value of $935,541)                                                                    481,412

 Common stock, no par value; 553,386 shares issued
  and outstanding (liquidation value of $1,770,836)                                                                1,770,836
                                                                                                            -----------------

     Total redeemable preferred and common stock                                                                  19,080,052
                                                                                                            -----------------

Commitments and contingencies (See Note 13)

Stockholders' deficit (See Note 8)
 Preferred stock, no par value, 25,000,000 shares authorized
 Preferred stock Series B, Convertible, no par value, 5,000,000
  shares authorized, 1,000 shares issued and outstanding                                                               2,500
 Common stock, no par value, 200,000,000 shares authorized,
  66,871,458 shares issued                                                                                        47,787,113
 Additional paid-in capital                                                                                       14,063,580
 Accumulated deficit                                                                                             (83,650,019)
 Treasury stock, 1,150,000 common shares, at cost                                                                 (1,425,000)
                                                                                                          -------------------

     Total stockholders' deficit                                                                                 (23,221,826)
                                                                                                          -------------------

                                                                                                          $       18,691,480
                                                                                                          ===================


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               Years Ended April 30,
                                                                                            2001                  2000
                                                                                    -------------------    ------------------

Revenues                                                                            $          564,483     $         317,848
                                                                                    -------------------    ------------------

Costs and expenses

 Operating                                                                                      57,771                95,484
 Selling, general and administrative                                                         6,434,389             6,237,969
 Depreciation and amortization                                                                 157,566               150,800
 Provision for impairment (See Note 12)                                                      2,114,000
                                                                                    -------------------    ------------------

                                                                                             8,763,726             6,484,253
                                                                                    -------------------    ------------------


Operating loss from continuing operations                                                   (8,199,243)           (6,166,405)
                                                                                    -------------------    ------------------

Other expenses

 Interest expense, net                                                                       2,568,548             3,359,978
 Other, net                                                                                     10,025               255,051
                                                                                    -------------------    ------------------

                                                                                             2,578,573             3,615,029
                                                                                    -------------------    ------------------

Loss from continuing operations before discontinued
 operations and extraordinary item                                                         (10,777,816)           (9,781,434)
                                                                                    -------------------    ------------------

Discontinued operations (See Note 2)
 Loss from operations                                                                         (223,221)             (915,767)
 Gain on disposal                                                                            1,437,998
                                                                                    -------------------    ------------------

                                                                                             1,214,777              (915,767)
                                                                                    -------------------    ------------------

Extraordinary item, gain on early extinguishment
 of debt (See Note 2)                                                                        1,695,563
                                                                                    -------------------    ------------------

Net loss                                                                                    (7,867,476)          (10,697,201)

Preferred stock dividends                                                                   (1,195,718)           (5,678,434)

Accretion on preferred stock                                                                (2,187,298)           (2,947,691)
                                                                                    -------------------    ------------------

Net loss applicable to common stockholders                                          $      (11,250,492)    $     (19,323,326)
                                                                                    ===================    ==================

Net income (loss) per common share, basic and diluted (See Note 5):

  From continuing operations                                                        $            (0.22)    $           (0.33)
  From discontinued operations                                                                    0.02                 (0.02)
  From extraordinary item                                                                         0.03
                                                                                    -------------------    ------------------

Net loss                                                                            $            (0.17)    $           (0.35)
                                                                                    ===================    ==================

Weighted average number of common shares
 used in computing basic and diluted loss per
 common share                                                                               64,348,857            54,577,769
                                                                                    ===================    ==================


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED AND COMMON STOCK
                            AND STOCKHOLDERS' DEFICIT


                                                                     Redeemable Preferred Stock (See Note 7)
                                                     ----------------------------------------------------------------------------
                                                             Series A                  Series B                  Series C
                                                     ------------------------  ------------------------  ------------------------
                                                       Shares       Amount        Shares       Amount       Shares       Amount
                                                     -----------  -----------  -----------  -----------  -----------  -----------

Balances, April 30, 1999                                 169,000  $ 6,747,654      400,000  $ 1,240,000       91,000  $ 3,829,917
Common stock issued for services
Common stock issued in connection with
  conversion of debt
Common stock and warrants to be issued
  in connection with settlements
Common stock issued for interest
Amortization of deferred compensation
Accretion of Preferred stock                                        1,227,491                                           1,662,491
Common shares to be issued for services
Redemption of Series D Preferred stock
  for investment in joint venture
Preferred stock dividends
Net loss
                                                     -----------  -----------  -----------  -----------  -----------  -----------

Balances, April 30, 2000                                 169,000    7,975,145      400,000    1,240,000       91,000    5,492,408
Common stock issued for services
Common stock issued in connection with settlements
Termination of options
Options issued to executives
Warrants and options issued in connection with
  settlements
Options issued in connection with debt
Accretion of Preferred stock                                        1,452,784                                             667,467
Preferred stock dividends
Net loss
                                                     -----------  -----------  -----------  -----------  -----------  -----------

Balances, April 30, 2001                                 169,000  $ 9,427,929      400,000  $ 1,240,000       91,000  $ 6,159,875
                                                     ===========  ===========  ===========  ===========  ===========  ===========


                                                    Redeemable Preferred Stock
                                                            (See Note 7)
                                                     ------------------------                                       Series B
                                                              Series D         Redeemable Common Stock           Preferred Stock
                                                     ------------------------  ------------------------   --------------------------
                                                        Shares      Amount        Shares       Amount        Shares        Amount
                                                     -----------  -----------  -----------  -----------   ------------  ------------

Balances, April 30, 1999                                  17,500  $ 1,229,542      553,386  $ 1,770,836          1,000  $      2,500
Common stock issued for services
Common stock issued in connection with
  conversion of debt
Common stock and warrants to be issued
  in connection with settlements
Common stock issued for interest
Amortization of deferred compensation
Accretion of Preferred stock                                           57,709
Common shares to be issued for services
Redemption of Series D Preferred stock
  for investment in joint venture                         (8,729)    (872,886)
Preferred stock dividends
Net loss
                                                     -----------  -----------  -----------  -----------   ------------  ------------

Balances, April 30, 2000                                   8,771      414,365      553,386    1,770,836          1,000         2,500
Common stock issued for services
Common stock issued in connection with settlements
Termination of options
Options issued to executives
Warrants and options issued in connection with
  settlements
Options issued in connection with debt
Accretion of Preferred stock                                           67,047
Preferred stock dividends
Net loss
                                                     -----------  -----------  -----------  -----------   ------------  ------------

Balances, April 30, 2001                                   8,771  $   481,412      553,386  $ 1,770,836          1,000  $      2,500
                                                     ===========  ===========  ===========  ===========   ============  ============

                                                                      Stockholders' Deficit (See Note 8)
                                                     --------------------------------------------------------------------
                                                                                                    Common Stock and
                                                            Common Stock           Additional     Warrants to be Issued
                                                     --------------------------     Paid-in    --------------------------
                                                        Shares        Amount        Capital       Shares        Amount
                                                     ------------  ------------  ------------  ------------  ------------

Balances, April 30, 1999                               47,402,011  $ 41,060,146  $ 14,127,222       858,564  $    599,127
Common stock issued for services                          276,375        83,510                     (57,000)      (31,800)
Common stock issued in connection with
  conversion of debt                                      923,410       362,548
Common stock and warrants to be issued                                                            1,412,180       708,755
  in connection with settlements
Common stock issued for interest                          150,000        46,200
Amortization of deferred compensation
Accretion of Preferred stock
Common shares to be issued for services                                                            (801,564)     (567,327)
Redemption of Series D Preferred stock
  for investment in joint venture
Preferred stock dividends                               9,409,046     3,979,136
Net loss
                                                     ------------  ------------  ------------  ------------  ------------

Balances, April 30, 2000                               58,160,842    45,531,540    14,127,222     1,412,180       708,755
Common stock issued for services                          201,000        24,465
Common stock issued in connection with settlements      1,473,180       472,119                  (1,412,180)     (475,397)
Termination of options                                                             (1,785,000)
Options issued to officers                                                            720,000
Warrants and options issued in connection with
  settlements                                                                         233,358                    (233,358)
Options issued in connection with debt                                                768,000
Accretion of Preferred stock
Preferred stock dividends                               7,036,436     1,758,989
Net loss
                                                     ------------  ------------  ------------  ------------  ------------

Balances, April 30, 2001                               66,871,458  $ 47,787,113  $ 14,063,580          --    $       --
                                                     ============  ============  ============  ============  ============

                                                                  Stockholders' Deficit (See Note 8)
                                                     ---------------------------------------------------------
                                                      Accumulated     Deferred       Treasury
                                                        Deficit     Compensation       Stock         Total
                                                     ------------   ------------   ------------   ------------

Balances, April 30, 1999                             $(54,271,919)  $ (2,082,500)  $ (1,425,000)  $ (1,990,424)
Common stock issued for services                                                                        51,710
Common stock issued in connection with
  conversion of debt                                                                                   362,548
Common stock and warrants to be issued                                                                 708,755
  in connection with settlements
Common stock issued for interest                                                                        46,200
Amortization of deferred compensation                                    595,000                       595,000
Accretion of Preferred stock                           (2,947,691)                                  (2,947,691)
Common shares to be issued for services                                                               (567,327)
Redemption of Series D Preferred stock                                                                    --
  for investment in joint venture
Preferred stock dividends                              (5,678,434)                                  (1,699,298)
Net loss                                              (10,697,201)                                 (10,697,201)
                                                     ------------   ------------   ------------   ------------

Balances, April 30, 2000                              (73,595,245)    (1,487,500)    (1,425,000)   (16,137,728)
Common stock issued for services                                                                        24,465
Common stock issued in connection with settlements                                                      (3,278)
Termination of options                                                 1,487,500                      (297,500)
Options issued to executives                                                                           720,000
Warrants and options issued in connection with
  settlements                                                                                             --
Options issued in connection with debt                                                                 768,000
Accretion of Preferred stock                           (2,187,298)                                  (2,187,298)
Preferred stock dividends                                                                            1,758,989
Net loss                                               (7,867,476)                                  (7,867,476)
                                                     ------------   ------------   ------------   ------------

Balances, April 30, 2001                             $(83,650,019)  $       --     $ (1,425,000)  $(23,221,826)
                                                     ============   ============   ============   ============


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended April 30,
                                                                                           2001                  2000
                                                                                    ------------------    ------------------

Cash flows from operating activities
  Net loss                                                                          $      (7,867,476)    $     (10,697,201)
  Less: gain (loss) from discontinued operations                                            1,214,777              (915,767)
                                                                                    ------------------    ------------------
  Loss from continuing operations                                                          (9,082,253)           (9,781,434)
  Adjustments to reconcile loss from continuing operations
   to net cash used in operating activities:
      Depreciation and amortization                                                           157,566               150,800
      Impairment of investment in joint venture (See Note 12)                               2,114,000
      Gain on early extinguishment of debt (See Note 2)                                    (1,695,563)
      Common stock issued for interest                                                                               46,200
      Common stock and warrants to be issued in connection
        with settlements                                                                                            708,755
      Options issued for compensation                                                         720,000
      Common stock issued for services                                                         24,465                83,510
      Noncash interest and financing costs                                                    768,000             3,007,399
      Increase (decrease) in cash and cash equivalents
        attributable to changes in operating assets and liabilities:
          Other current assets                                                                (26,537)                5,885
          Other assets                                                                        321,390                (5,650)
          Accounts payable                                                                 (1,974,219)              (93,094)
          Accrued interest                                                                    423,180
          Accrued expenses                                                                  1,583,165                26,997
                                                                                    ------------------    ------------------

Net cash used in operating activities                                                      (6,666,806)           (5,850,632)
                                                                                    ------------------    ------------------

Cash flows from investing activities
      Acquistion, net of cash acquired                                                       (487,201)
      Proceeds from disposition of operations, net (See Note 2)                            27,462,312
      Investment in joint venture (See Note 12)                                            (2,114,000)             (201,047)
                                                                                    ------------------    ------------------

Net cash provided by (used in) investing activities                                        24,861,111              (201,047)
                                                                                    ------------------    ------------------

Cash flows from financing activities
      Proceeds from long-term debt                                                          1,384,543               500,000
      Repayments of long-term debt                                                        (12,435,398)             (130,085)
      Advances from related parties                                                                               1,610,000
      Repayments to related parties                                                        (3,212,427)             (100,000)
                                                                                    ------------------    ------------------

Net cash provided by (used in) financing activities                                       (14,263,282)            1,879,915
                                                                                    ------------------    ------------------

Change in assets of discontinued operations                                                                       4,239,800
                                                                                    ------------------    ------------------

Net increase in cash and cash equivalents                                                   3,931,023                68,036

Cash and cash equivalents, beginning of year                                                   70,785                 2,749
                                                                                    ------------------    ------------------

Cash and cash equivalents, end of year                                              $       4,001,808     $          70,785
                                                                                    ==================    ==================


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                                                                                             Years Ended April 30,
                                                                                            2001                  2000
                                                                                    ------------------    ------------------

Supplemental disclosures of cash flow information,
 cash paid during the year for interest                                             $       4,510,642     $       1,089,254
                                                                                    ==================    ==================

Supplemental disclosures of noncash investing and
 financing activities
      Conversion of notes payable into Common stock                                 $               -     $         362,548
                                                                                    ==================    ==================

      Accrued dividends                                                             $               -     $       2,266,625
                                                                                    ==================    ==================

      Redemption of Series D Preferred stock
       for investment in joint venture                                              $               -     $         872,886
                                                                                    ==================    ==================

      Restricted project bonds payable paid with
       restricted cash                                                              $               -     $      91,370,763
                                                                                    ==================    ==================

      Accretion of preferred stock                                                  $       2,187,298     $       2,947,691
                                                                                    ==================    ==================

      Common stock issued for preferred stock dividends                             $       1,758,989     $       3,979,136
                                                                                    ==================    ==================

Acquisition of all Jersey Express Company, Inc.
      Fair value of assets acquired                                                 $       2,030,000     $               -
      Debt issued for capital stock                                                          (850,000)                    -
      Cash paid for capital stock                                                            (500,000)                    -
                                                                                    ------------------    ------------------

      Liabilities assumed                                                           $         680,000     $               -
                                                                                    ==================    ==================



          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      Nature of Operations

              Phoenix Waste Services Company, Inc. and Subsidiaries (the "Company"), formerly known as Compost America Holding Company, Inc. and Subsidiaries, was incorporated in New Jersey and reincorporated in Delaware and includes the following wholly-owned subsidiaries: Compost America Company of New Jersey, Ltd., Garden Life Sales Company, Inc., Chicago Recycling and Composting Company, Inc., Monmouth Recycling and Composting Co., Inc., Gloucester Recycling and Composting Co., Inc., American Soil, Inc., All Jersey Express Company, Inc., and Garden Life Sales Company of Florida, Inc. and the following majority-owned subsidiaries: Miami Recycling and Composting Co., Inc., Bedminster Seacor Services Miami Corp., Newark Recycling and Composting Co., Inc., and American Bio-Ag, Inc (See Note 5).

              A significant portion of the Company's revenues from continuing operations for the year ended April 30, 2001 were generated by the Company's wholly-owned subsidiary, All Jersey Express Company, Inc. ("All Jersey"), which was acquired in April 2001. All Jersey is primarily in the business of transporting, via tractor-trailer, solid waste from transfer stations primarily located in New Jersey to landfills primarily located in Pennsylvania.

              Through it's subsidiary, American Soil, Inc. ("ASI"), the Company operated a compost recycling facility in Freehold, New Jersey. In February 2000, the New Jersey Department of Environmental Protection ("NJDEP") revoked ASI's authority to operate as an outdoor composting facility as a result of its failure to obtain the required permits. The Company is currently processing the materials, which were received prior to February 2000, conducting site remediation activities and has submitted the Class B and Class C recycling permit applications in the hope of resuming accepting compost materials at this facility.

              The Company's first two development projects were to be fully enclosed composting facilities in Newark, New Jersey, and Dade County, Florida. These development projects have been altered or delayed due to certain situations. The Newark, New Jersey composting facility project had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses for this location (See Notes 4, 6, and 14). The Dade County, Florida composting facility project has been delayed due to a pending lawsuit between one of the Company's subsidiaries and the City of Miami (See Note 13).

NOTE 2 -      Discontinued Operations

              On June 15, 2000, pursuant to a stock purchase agreement, the Company sold its wholly-owned subsidiary, Environmental Protection and Improvement Co. ("EPIC"). Under the terms of the agreement, the Company sold all of the stock of EPIC for gross proceeds of $37.5 million and an earn-out. The Company assumed liabilities of approximately $10 million, which were substantially paid off with the proceeds from the sale.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -      Discontinued Operations (continued)

              The following is a summary of operating results of discontinued operations for the period May 1, 2000 through June 15, 2000 and the year ended April 30, 2000:

                                                                                          Period
                                                                                        May 1, 2000
                                                                                          through               Year ended
                                                                                       June 15, 2000          April 30, 2000
                                                                                   --------------------    --------------------
                  Revenues                                                         $         3,165,822     $        23,952,073
                                                                                   --------------------    --------------------
                  Costs and expenses:
                     Operating                                                               2,095,575              16,569,336
                     Selling, general and administrative                                       296,639               2,282,352
                     Depreciation and amortization                                             519,300               4,154,398
                     Provision for impairment                                                                          200,000
                     Stock based compensation                                                   74,375                 595,000
                                                                                   --------------------    --------------------
                                                                                             2,985,889              23,801,086
                                                                                   --------------------    --------------------
                     Operating income                                                          179,933                 150,987
                     Interest expense                                                          551,114               1,014,586
                                                                                   --------------------    --------------------
                     Loss before income tax expense (benefit)                                 (371,181)               (863,599)
                     Income tax expense (benefit)                                             (147,960)                 52,168
                                                                                   --------------------    --------------------
                Loss from discontinued operations                                  $          (223,221)    $          (915,767)
                                                                                   ====================    ====================

              Proceeds from the sale of EPIC were used to pay off debt, pay contract termination fees to EPIC executives and to purchase additional membership interests in a joint venture (See Note 12), as well as to provide working capital to the Company.

              A gain on the sale of EPIC was recorded in the amount of $1,437,998 for the year ended April 30, 2001.

              With the proceeds from the sale of EPIC, certain notes were paid off at amounts less than carrying value, resulting in gain on extinguishment of debt of $1,695,563.

NOTE 3 -      Acquisition

              During April 2001, the Company purchased all of the outstanding common stock of All Jersey in exchange for $500,000 in cash payments and the issuance of $850,000 in notes payable due to the former shareholders. In addition, the Company agreed to pay an earn out of three times All Jersey's earnings before interest, taxes, depreciation, and amortization ("EBITDA") exceeding $450,000 for the fiscal year 2002, not to exceed $400,000, as defined in the agreement. The earn-out is due in April 2004, with interest payable monthly at 10% per year.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -      Acquisition (continued)

              The acquisition was accounted for using the purchase method of accounting. The operations of All Jersey have been included in the Company's consolidated statements of operations from the date of acquisition. The purchase price was allocated to the assets and liabilities based on their estimated fair value as of the date of acquisition. The Company has allocated the excess cost over the fair value of net assets acquired to goodwill, which amounted to approximately $732,000, and is being amortized on a straight-line basis over 10 years.

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the respective periods.

                                                       Year Ended April 30 (unaudited)
                                                            2001             2000
                                                       --------------   --------------

                   Net revenues                        $    4,581,819   $    4,136,141
                   Loss from continuing operations
                    before discontinued operations
                    and extraordinary item                (10,499,169)      (9,707,838)
                   Net Loss                                (7,588,829)     (10,623,605)
                   Basic and diluted loss per
                    common share                                (0.17)           (0.35)

NOTE 4 -      Going Concern Consideration

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2001, the Company had a working capital deficit of approximately $16,687,000, an accumulated deficit of approximately $83,650,000 and a stockholders' deficit of approximately $23,222,000. In addition, as of April 30, 2001, the Company was not in compliance with the majority of its long-term debt agreements (See Notes 6 and 14). In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception, and has had nominal revenues from continuing operations (See Note 14).

              The Company's growth and development strategy will be dependent on its ability to close a pending transaction, which is comprised of two stock purchase agreements to acquire all of the outstanding shares of Miners Fuel Company, Inc. (a long-haul solid waste transporting business) and Miners Environmental Inc. (a specialty waste business) and an asset purchase agreement to acquire all of the assets of Miners Oil Company, Inc. (a fuel oil supply company) (the "Miners Entities"). Management intends to fund this transaction with new bank debt. Management believes the Miners Entities will provide the Company with significant revenues and EBITDA of at least $4,000,000 on an annual basis before consolidation with the Company and its subsidiaries based on the Miners Entities current business volume (See Note 14).

              As discussed in Note 2, the Company had cash proceeds from the sale of EPIC which it utilized to pay off a significant portion of its long-term debt. Additionally, the Company is negotiating with mortgage holders on its Newark, New Jersey facility, which is owned by its subsidiary Newark Recycling and Composting Co., Inc. ("NRCC"), to significantly reduce its debt (including accrued interest) relative to this facility in excess of $3,800,000 and extend the terms of currently due notes payable up to eight years, through a reorganization plan under a Chapter 11 proceeding of the U.S. Bankruptcy Code, which commenced in June 2001 (See Notes 6 and 14). Also, the Company is in settlement discussions with the City of Miami, which is hoped to lead to the Company designing, building, and operating a proposed composting facility, which would be financed and owned by the City (See Note 13).

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -      Going Concern Consideration (continued)

              There can be no assurances that the events discussed in the preceding two paragraphs will be realized.

NOTE 5 -      Summary of Significant Accounting Policies

              Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries (See Note 1). All significant intercompany balances and transactions have been eliminated in consolidation.

              Business Combinations - Business combinations, which have been accounted for under the purchase method of accounting, include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value at the date of acquisition.

              Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Cash Equivalents - The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

              Impairment of Long-Lived Assets - The Company complies with Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicated the remaining estimated useful life of long-lived assets, such as property, plant, and equipment, identifiable tangibles, and goodwill may warrant revision, or the remaining balance may not be recoverable.

              Property, Plant and Equipment - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.

              The Company provides for depreciation and amortization using the straight-line method based over the following estimated useful lives:

                  Machinery and equipment                          5 - 7 years
                  Furniture and fixtures                           7 years
                  Leasehold improvements                           Term of lease

              At April 30, 2001, property, plant and equipment consists of the following:

                  Land                                             $  8,335,737
                  Machinery and equipment                             2,211,325
                  Furniture and fixtures                                 90,679
                  Leasehold improvements                                174,519
                  Project costs, net                                  2,881,221
                                                                   -------------
                                                                     13,693,481
                  Less accumulated depreciation and amortization      1,411,974
                                                                   -------------

                                                                   $ 12,281,507
                                                                   =============

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -      Summary of Significant Accounting Policies (continued)

              Property, Plant and Equipment (continued) - Depreciation and amortization expense relative to the above was $129,975 and $87,369 for the years ended April 30, 2001 and 2000, respectively.

              Project Costs - Project costs consist of costs incurred for the development of the Company's composting facilities. These costs include the architectural, legal, structural and consulting engineering, artist rendering, planning board approvals and other permitting costs. Upon commencement of operations of a facility, the costs associated with such project will be depreciated over the estimated useful life of the facility. If the project is abandoned or altered and the costs incurred are not relevant to the new use, the costs are written off.

              Income Taxes - The Company complies with SFAS 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

              Goodwill - Goodwill consists of the excess of cost over fair value of net assets purchased in connection with the acquisition consummated during fiscal 2001. Goodwill is being amortized over 10 years for All Jersey.

              Net Loss Per Common Share -Net loss per common share is based on the weighted average number of common shares outstanding.

              The Company complies with SFAS 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of the outstanding warrants, options, convertible debt, and preferred stock is antidilutive, they have been excluded from the Company's computation of loss per common share.

              New accounting pronouncement - In June 2001, SFAS 142, "Goodwill and Other Intangible Assets", which replaces APB Opinion No. 17, was approved. SFAS 142, which will be published later this year, provides guidance on how to account for goodwill and intangible assets after the acquisition is complete. The Company has not determined the effect of this new standard.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -      Notes Payable

              At April 30, 2001, notes payable consists of the following:

                    Promissory note payable, due on May 15, 1999 with interest payable monthly at 15%
                     per  annum.  This note is currently in default. (1)                                      $   1,000,000

                    Convertible promissory note, due on November 1, 2000 with interest payable at
                     10% per annum, convertible into the Company's Common stock at $2.50 per share.
                     This note is currently in default. (1)                                                       2,000,000

                    Promissory note payable to VRH Construction Corporation, with interest accruing at 10% per annum payable on June 30, 2001 and collateralized by a second
                     mortgage on the Newark facility of NRCC. This note is currently in default. (1)              5,686,250

                    Mortgage note payable, due on December 14, 2001, interest payable monthly at 8%
                     per annum, collateralized by a first mortgage on the Miami land site (See Note 14).          4,187,356

                    Note payable in monthly installments through March 2006, including interest, at the prime rate (7.5% as of April 30, 2001) plus 2% per annum with a balloon
                     payment due in April 2006, collateralized by certain assets of the Company.                    543,947

                    Other collateralized notes payable bearing interest at rates between 4.9% and
                     12% per annum, maturing at various dates through April 2004. Approximately
                     $102,000 of these notes are convertible into shares of the Company's Common stock at per share prices ranging from $0.40 to $3.00.  These notes are
                     currently in default.                                                                          355,827

                    Other unsecured notes payable bearing interest at rates between 6% and 12% per annum, maturing at various dates through March 2001. These notes are currently
                     in default.                                                                                    793,983
                                                                                                              --------------
                                                                                                                 14,567,363
                    Less current portion                                                                         14,041,001
                                                                                                              --------------

                                                                                                              $     526,362
                                                                                                              ==============

              (1) These notes are collateralized by a first or second mortgage on the Newark facility of NRCC. The Company is currently negotiating with the second mortgage holders to significantly reduce these amounts owed as well as accrued interest thereon by approximately $3,800,000 and extend the terms of currently due notes payable up to eight years, through a reorganization plan under a Chapter 11 proceeding of the U.S. Bankruptcy Code, which commenced in June 2001 (See Notes 4 and 14).

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -      Notes Payable (continued)

              Aggregate future required principal payments at April 30, 2001 are as a follows:

                        Year ending April 30,
                                 2002                        $ 14,041,001
                                 2003                              73,227
                                 2004                              73,531
                                 2005                              63,291
                                 2006                             316,313
                                                             -------------

                                                             $ 14,567,363
                                                             =============

NOTE 7 -      Redeemable Preferred Stock

              The Company has authorized 25,000,000 shares of Preferred Stock of which 677,500 shares have been designated as Redeemable Preferred Stock.

              The Company has designated 169,000, 400,000, 91,000 and 17,500 shares of Series A Redeemable Preferred Stock (Series A Preferred), Series B Redeemable Preferred Stock (Series B Preferred), Series C Redeemable Preferred Stock (Series C Preferred) and Series D Redeemable Preferred Stock (Series D Preferred), respectively (collectively Redeemable Preferred Stock). The Series A, C and D Preferred is senior to all other equity securities in terms of dividends and liquidation preferences.

              The holders of Series A Preferred are entitled to receive cumulative dividends of 8% per share per year, which are payable semi-annually on June 30 and December 31. The holders of Series C Preferred are entitled to a non-cumulative dividend of 8% per share per year thereafter when and if declared by the Company's Board of Directors. The holders of Series D Preferred are entitled to receive cumulative dividends of 8% per share per year which are payable semi-annually on June 30 and December 31. Per the designation of rights of preferred stock agreements executed in September 2000, dividends on the Series A, C and D Preferred are payable in cash or shares of the Company's Common stock at a per share price equal to 90% of the average trading price on the dividend payment dates, as defined. Also, the holders of Series D Preferred are entitled to receive cumulative dividends of 8% per share per year which are payable semi-annually on June 30 and December 31.

              The holders of the Series B Preferred are entitled to receive cumulative dividends at the rate of one share of Common Stock for every ten shares of Series B Preferred, payable on April 30 of each year. The Series B Preferred is convertible on a one for one basis to Common Stock of the Company.

              The liquidation value of the Series A Preferred, Series C Preferred and Series D Preferred is $100 per share plus accrued dividends. The Series A, C and D Preferred have no voting rights, however, the consent of 66 2/3% of the holders' approval is required for certain transactions. One of the limitations included in the Series A and Series C Preferred agreements requires consent for the issuance of any new series of Preferred Stock.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -      Redeemable Preferred Stock (continued)

              During the year ended April 30, 2001, 7,036,436 shares of the Company's Common Stock valued at $1,758,989 have been recorded as a dividend to the Series A, Series B, Series C and Series D Preferred shareholders. On November 3, 2004, the Company is required to redeem all of the outstanding shares of Series A Preferred, Series C Preferred and Series D Preferred at a redemption price per share of $100 plus accrued dividends. The Series A, C and D Preferred are valued in the accompanying consolidated balance sheet at the original investment, less transaction expenses, plus the calculated accretion. The accretion is being recognized in order to record the Preferred Stock at the per share redemption value as of the redemption date. In addition, each share of Series A, C and D Preferred stock is redeemable upon a change in control, as defined.

              The Company has the right to redeem the outstanding shares of Series A and D Preferred at any time for a redemption price per share of $100 plus accrued dividends. The Series C Preferred is convertible into Common Stock at the holders' option. Each share of Series C Preferred would be valued at $100 per share and would be convertible into Common stock on the conversion date, as defined. At any time after November 3, 2000, the Series A, C and D Preferred is exchangeable, at the holders' option, for 9% Senior Subordinated Notes of the Company due on November 3, 2004, at the rate of $100 principal amount of such notes for each share of Preferred Stock.

              The Series D Preferred shares can be converted to common shares at $.40 per share through June 30, 2002, also pursuant to the agreement.

              The Company has not declared or paid dividends on the Series A and Series D Preferred since July 31, 2000. Cumulative dividends in arrears amount to $1,195,718.

NOTE 8 -      Stockholders' Deficit

              Common Stock

              During the year ended April 30, 2000, the Company issued 923,410 shares of Common Stock in connection with the conversion of notes payable to Common Stock at per share prices ranging from $0.37 to $0.42. The Company issued 9,409,046 shares of Common Stock for payment of dividends on Preferred Stock at per share prices ranging from $0.15 to $0.67. The Company issued 150,000 shares of Common Stock for payment of interest at per share prices ranging from $0.10 to $0.44. The Company issued 276,375 shares of Common Stock for various services at per share prices ranging from $0.14 to $0.56.

              During the year ended April 30, 2001, the Company issued 7,036,436 shares of Common Stock for payment of dividends on Preferred Stock at per share prices ranging from $0.17 to $0.43. The Company issued 201,000 shares of Common Stock for various services at per share prices ranging from $0.07 to $0.19. In addition, the Company issued 1,473,180 shares of Common Stock for settlements at per share prices ranging from $0.10 to $0.33.

              Preferred Stock - The Company has authorized 25,000,000 shares of Preferred stock, of which 5,000,000 shares have been designated as Series B Convertible Preferred stock (Series B Convertible) and with 401,000 shares issued and outstanding. The Company has designated 277,500 shares as Series A, C and D Preferred Stock. The Series B Convertible is senior to the Common Stock, but junior to the Series A, C and D Preferred Stock, in terms of dividends and liquidation preferences.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      Common Stock Warrants and Options

              The following table summarizes common stock warrant activity:

                                                                                              Weighted
                                                                                               Average
                                                        Number of          Range of           Exercise
                                                       Exercisable         Exercise             Price
                                                          Shares            Prices            Per Share
                                                  ------------------   ----------------   ----------------

               Warrants outstanding at
                April 30, 1999                           2,572,058       $0.83 - $6.00    $          1.98

                Expired                                   (772,058)      $0.83 - $2.89               0.96
                                                   ----------------    ----------------   ----------------

               Warrants outstanding at
                April 30, 2000                           1,800,000       $1.00 - $6.00               2.25

               Granted                                   3,300,000       $0.01 - $1.50               0.16
               Reclassified from options                 2,975,000       $1.00 - $2.50               1.50
               Expired                                    (300,000)          $6.00                   6.00
                                                   ----------------    ----------------   ----------------

               Warrants outstanding at
                 April 30, 2001                          7,775,000       $0.01 - $6.00    $          0.68
                                                   ================    ================   ================

              As of April 30, 2001, all of the outstanding Common stock warrants were vested. Interest expense of $768,000 has been recorded for the year ended April 30, 2001 based on the fair value of 3,300,000 warrants granted in connection with the issuance of a certain note payable.

              The Company has issued stock options to various employees and consultants with vesting terms and exercise prices determined by management or the Board of Directors.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      Common Stock Warrants and Options (continued)

              The following table summarizes common stock option activity:

                                                                                              Weighted
                                                                                               Average
                                                                           Range of           Exercise
                                                       Number of           Exercise             Price
                                                        Shares              Prices            Per Share
                                                   ----------------    ----------------   ----------------

               Options outstanding at
                April 30, 1999                          12,825,528      $0.01 - $9.00      $         1.62

                Expired                                   (451,000)     $0.50 - $1.00                0.96
                                                   ----------------    ----------------   ----------------

               Options outstanding at
                April 30, 2000                          12,374,528      $0.01 - $9.00     $          1.06

               Granted                                   2,400,000          $0.01                    0.01
               Reclassified to warrants                 (2,975,000)     $1.00 - $2.50                1.50
               Expired/Terminated                       (2,090,083)     $1.00 - $2.00                1.33
                                                   ----------------    ----------------   ----------------

               Options outstanding at
                April 30, 2001                           9,709,445      $0.01 - $9.00     $          1.28
                                                   ================    ================   ================

            The following table summarizes information regarding stock options outstanding at April 30, 2001:

                                                         Options Outstanding
                                   ----------------------------------------------------------------
                                                              Weighted              Weighted
                                         Number                Average               Average
                   Range of            Outstanding            Remaining              Exercise
                   Exercise                at                Contractual            Price Per
                    Prices           April 30, 2001         Life in Years             Share
               -----------------   -------------------   --------------------  --------------------

                  $0.01 - $1.22             6,409,340             2.95         $              0.60
                     $2.00                  2,390,105             0.57                        2.00
                  $2.50 - $3.00               545,000             0.08                        2.84
                  $4.00 - $9.00               365,000             0.03                        6.14
                                   -------------------   --------------------  --------------------

                                            9,709,445             3.63         $              1.28
                                   ===================   ====================  ====================

              As of April 30, 2001, all of the outstanding common stock options were exercisable.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      Common Stock Warrants and Options (continued)

              The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants. The Company applies the disclosure requirements of SFAS 123, "Accounting for Stock Based Compensation". Had compensation cost for options granted been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS 123, the Company's pro forma net loss and pro forma loss per common share, basic and diluted, would have been as follows:

                                                                     Year Ended
                                                                      April 30,
                                                                        2001
                                                                   -------------

                   Net loss, as reported                           $ (7,867,476)
                   Net loss, pro forma                               (7,932,476)
                   Loss per common share,
                    basic and diluted, as reported                        (0.17)
                   Loss per common share,
                    basic and diluted, pro forma                          (0.18)


              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                   Risk-free interest rate                               5.5%
                   Expected dividend yield                                 -
                   Expected life                                          10
                   Expected volatility                                   101%

              For the year ended April 30, 2001, compensation expense in the amount of $720,000 has been recorded in connection with the granting of stock options to executives of the Company.

NOTE 10 -     Related Party Balances, Transactions and Contingencies

              At April 30, 2001, due to related parties consists of the following:

                 Promissory note due to an officer and a former officer of
                  a subsidiary, due on April 8, 2004, with interest payable
                  monthly at 10% per annum.  There are certain earnout
                  provisions attached to this note.                                          $   850,000

                 Advances from Select Acquisitions, Inc. and affiliate;
                  24 monthly payments of $4,917 including imputed
                  interest of 10% per annum commencing on
                  July 15, 2000.                                                                  60,343

                 Advances from former President,  35 monthly
                  payments of $16,666 including imputed interest
                  at 10% beginning on July 15, 2000.                                             361,166

                 Advances from entity partially owned by president of
                  All Jersey, unsecured, due on June 30, 2003 with
                  interest accruing at 10% per annum.                                            556,648
                                                                                             ------------

                                                                                               1,828,157

                 Less current portion                                                            357,268
                                                                                             ------------

                                                                                             $ 1,470,889
                                                                                             ============

              Select Acquisitions, Inc. and affiliate was issued 482,180 shares of common stock and 300,000 warrants to purchase common stock at $1.50 per share expiring in 2005. These amounts were previously disputed and are per a settlement agreement executed in June 2000.

              Former President was issued 930,000 shares of Common Stock and 1,000,000 warrants to purchase common stock at $1.50 per share expiring in 2005 in June 2000. These amounts were previously litigated and are per a settlement agreement executed in June 2000.


              Aggregate future required principal payments at April 30, 2001 are as follows:

                            Year ending April 30,
                                    2002                         $   357,268
                                    2003                             338,265
                                    2004                           1,132,624
                                                                 ------------

                                                                 $ 1,828,157
                                                                 ===========

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 -     Related Party Balances, Transactions and Contingencies (continued)

              In addition, the Company has various transactions with several consultants and service providers who are also minority shareholders or acting executives of the Company. None of these transactions are individually considered material.

NOTE 11 -     Income Taxes

              At April 30, 2001, the Company has net operating loss carryforwards ("NOL's") of approximately $63,000,000, which expire between 2008 and 2021. The deferred tax asset from the Company's NOL's approximated $25,000,000 for which a valuation allowance in an equal amount has been established. At April 30, 2000, the Company had a deferred tax asset of approximately $21,000,000 for which a valuation allowance in an equal amount had been established.

              The statutory federal income tax rate differs from the effective tax rate due to the change in the deferred tax asset valuation allowance.

NOTE 12 -     Joint Venture

              During 2001, the Company exercised a purchase option to reacquire its interest in American Marine Rail, LLC ("AMR") for approximately $1,700,000 and additionally funded the joint venture for approximately $400,000. After assessing the possibility of AMR succeeding with respect to obtaining the necessary permits, the Company concluded that the risks associated with AMR were unreasonable, and as a result, the Company determined that the most prudent course was not proceed with any additional investment in or funding of AMR. Without such additional investments or funding, the likelihood of AMR obtaining the necessary permits is unlikely, however the Company will continue its efforts to obtain the permits and maximize the value, if any, of its investment in AMR. Accordingly, a provision for impairment was charged to operations for 2001 for approximately $2,114,000.

NOTE 13 -     Commitments and Other Contingencies

              Employment Agreements - The Company has employment agreements with certain of its key executives. The agreements provide for minimum levels of compensation during current and future years and are subject to adjustment, as defined. In addition, certain of these agreements provide for a lump sum payment, as defined, upon termination without cause or upon a change in control.

              The Company has a consulting contract with the sole member of the Company's Office of the President. The contract commits the Company to a monthly fee of $20,000 through June 2003. The contract also provides for the granting of options to purchase up to 2,000,000 shares of the Company's common stock at various exercise prices if certain performance levels are achieved.

              Consulting Agreements - The Company has a consulting agreement with an individual who owns 19.9% of Miami Recycling and Composting Co., Inc. This consultant will be paid a management fee equal to 30% of the distributable net income, as defined, from all Company owned composting facilities developed in Florida.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -     Commitments and Other Contingencies (continued)

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

              Miami Contract Commitment - In November 1996, the Company made payment of $1,000,000 to secure performance of the obligations of Bedminster Seacor Services Miami Corporation ("BSSMC") under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the Restated Agreement). Under the terms of the Restated Agreement the commencement date of operations for BSSMC's Miami composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting BSSMC an additional extension through October 20, 2000 if BSSMC agreed to the additional provisions noted below. The resolution included provisions that BSSMC would agree to pay the City an amount equal to the City's recycling costs of each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the performance of BSSMC under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of the obligations of BSSMC under the Restated Agreement. The $1,000,000 previously deposited payment has been capitalized in customer contract rights as of July 31, 1998. BSSMC has signed an amended agreement including these provisions. BSSMC was notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, BSSMC has filed suit against the City of Miami in order to protect the rights of BSSMC under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998.

              Negotiations are in progress now with the City of Miami to construct a composting/waste energy facility, which the Company hopes will lead to its designing, building and operating the facility which would be financed and owned by the City, and sustained by the City's 200,000 ton per year municipal solid waste stream.

              A substantial portion of net project costs pertain to the Miami contract. Management anticipates the recovery of these costs through the above-mentioned negotiations with the City of Miami.

              ASI - A subsidiary of the Company, which operated a compost recycling facility in Freehold, New Jersey, had its recycling/solid waste permit application revoked by the New Jersey Department of Environmental Protection ("NJDEP") in February 2000 and has stopped accepting compost materials at the site. The Company is processing the materials already accepted at the site and intends to resume operations as part of a settlement it is currently negotiating with the NJDEP. Additionally, the Company is incurring site remediation costs and permit application costs and may also be subject to a fine for certain alleged violations. Upon approval of the permits, the Company intends to expand the operations at this facility.

              Litigation - One of the Company's loan holders is claiming that the Company owes him 1,340,000 shares of the Company's Common Stock in penalty shares, with 60,000 shares accruing on a monthly basis pursuant to the loan agreement. This matter is being disputed in the Superior Court of New Jersey, Essex County. The Company intends to vigorously defend this matter.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 -     Commitments and Other Contingencies  (continued)

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

NOTE 14 -     Subsequent Events

              In May 2001, the Company entered into a debt agreement with a financial institution to borrow the lesser of $235,000 or an amount based on 85% of eligible receivables, as defined, under a revolving loan. The proceeds of the revolving loan are to be used to fund working capital needs of the Company. The Company also obtained a term loan with the same financial institution in the amount of $765,000, which shall be paid in sixty monthly installments of principal and interest based upon a 96-month amortization schedule with the 60th payment being a balloon payment. The proceeds of the term loan were used to refinance the Company's existing indebtedness on certain equipment notes assumed on the All Jersey acquisition and for working capital. Both of these notes are subject to certain covenants and bear interest at the prime rate plus 2% per annum.

              On June 21, 2001, NRCC commenced a Chapter 11 proceeding in the United States Bankruptcy Court for the District of New Jersey. NRCC's primary asset is certain real property located in Newark, New Jersey that is the subject of a foreclosure action filed by the holder of the first mortgage on the property. In this bankruptcy, NRCC intends to avoid the foreclosure sale of the property, treat the claims of its creditors in accordance with the provisions of applicable law and maximize the value of its assets. Neither the Company itself nor any of its other subsidiaries is a debtor in this Chapter 11 case or in any other case pending in any bankruptcy court. The Company is negotiating with the first and second mortgage holders in an attempt to reduce its outstanding debt (including accrued interest) associated with this facility by an amount in excess of $3,800,000 and extend the terms on currently due notes payable up to eight years, through a reorganization plan under a Chapter 11 proceeding of the U.S. Bankruptcy Code, which commenced in June 2001 (See Notes 4 and 6). Management believes that neither the value of the Company's assets nor the viability of its operations will be materially adversely impacted by the NRCC bankruptcy.

              In June 2001, the Company entered into a term loan agreement with a financial institution to borrow up to $2,000,000. The note matures and is to be paid in full on June 1, 2002. The note bears interest at the prime rate plus 2 1/2% per annum and is secured by a first mortgage on certain real property of the Company located in Florida. The note is subject to certain covenants. Proceeds from the note shall be used to pay off existing debt.

              In July 2001, the Company executed a purchase agreement to acquire three companies in Pennsylvania ("the Miners Entities") for approximately $8,600,000. The Miners Entities are primarily in the business of long-haul waste transportation and the selling and delivery of home heating oil. The acquisition is expected to be completed in the first half of fiscal 2002 and will be accounted for using the purchase method of accounting.