Form 10QSB
period 2001-07-31
PHOENIX WASTE SERVICES CO INC
filed 2001-09-14
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2001

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange
         Act;              For the transition period from          to

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
        ................................................................
       (Exact name of small business issuer as specified in its charter)

              Delaware                                      22-3755400
  -------------------------------                       ----------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


          60 Park Place, Suite 509, Newark, New Jersey         07102
          --------------------------------------------       ----------
            (Address of Principal Executive Offices)         (Zip Code)


        Issuers's telephone number, including area code: (973) 297-5400

                                      n/a
                 ----------------------------------------------
                 (Former address, if changed since last report)


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

1.  Common Stock -  67,474,844 shares outstanding
                    as at August 31, 2001.

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

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
                                        (212) 956-9595

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Balance Sheet                                             F-1 - F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statements of Cash Flows                                  F-4 - F-5

Notes to Consolidated Financial Statements                            F-6 - F-11

PART I - FINANCIAL INFORMATION


               PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2001
                                   (Unaudited)


                            ASSETS

Current assets

Cash and cash equivalents                              $       3,081,602
Other current assets                                             419,159
                                                       ------------------

    Total current assets                                       3,500,761
                                                       ------------------

Property, plant and equipment, net                            12,397,537
                                                       ------------------

Other assets

  Contract costs                                               1,000,000
  Goodwill, net                                                  712,315
  Other                                                          484,763
                                                       ------------------

    Total other assets                                         2,197,078
                                                       ------------------

                                                       $      18,095,376
                                                       ==================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Notes payable, current portion                       $      14,139,623
  Due to related parties, current portion                        348,403
  Accounts payable                                             1,426,579
  Accrued interest                                             2,964,970
  Accrued expenses                                             1,908,175
                                                       ------------------

    Total current liabilities                                 20,787,750
                                                       ------------------

Long-term liabilities

  Notes payable, less current portion                          1,287,820
  Due to related parties, less current portion                 1,422,654
                                                       ------------------

    Total long-term liabilities                                2,710,474
                                                       ------------------


          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2001
                                   (Unaudited)


                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)


Redeemable preferred and common stock
Series A Preferred, 169,000 shares authorized, issued,
 and outstanding (liquidation value of $18,364,049)                               $       9,831,017

Series B Preferred, 400,000 shares issued,
 and outstanding (liquidation value of $1,264,248)                                        1,240,000

Series C Preferred, 91,000 shares authorized, issued,
 and outstanding (liquidation value of $9,100,000)                                        6,339,298

Series D Preferred, 17,500 shares authorized, 8,771 issued,
 and outstanding (liquidation value of $953,083)                                            499,805

Common stock, no par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                                        1,770,836
                                                                                    ----------------

    Total redeemable preferred and common stock                                          19,680,956
                                                                                    ----------------

Commitments and contingencies

Stockholders' deficit
Preferred stock, no par value, 25,000,000 shares authorized
Preferred stock Series B, Convertible, no par value, 5,000,000 shares
  authorized, 1,000 shares issued and outstanding                                             2,500
Common stock, no par value, 200,000,000 shares authorized,
  67,474,844 shares issued                                                               47,809,093
Additional paid-in capital                                                               14,063,580
Accumulated deficit                                                                     (85,533,977)
Treasury stock, 1,150,000 common shares, at cost                                         (1,425,000)
                                                                                  ------------------

    Total stockholders' deficit                                                         (25,083,804)
                                                                                  ------------------

                                                                                  $      18,095,376
                                                                                  ==================

          See accompanying notes to consolidated financial statements

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                           Three Months Ended July 31,
                                                                        2001                        2000
                                                                ---------------------       --------------------
Revenues                                                        $          1,323,644        $           158,910
                                                                ---------------------       --------------------

Costs and expenses

  Operating                                                                1,128,472                     16,183
  Selling, general and administrative                                        942,048                  2,751,857
  Depreciation and amortization                                              133,640                     29,735
                                                                ---------------------       --------------------
                                                                           2,204,160                  2,797,775
                                                                ---------------------       --------------------

Operating loss from continuing operations                                   (880,516)                (2,638,865)
                                                                ---------------------       --------------------

Other income (expense)

  Interest income (expense), net                                            (413,916)                  (650,074)
  Other, net                                                                  11,378                      4,965
                                                                ---------------------       --------------------

                                                                            (402,538)                  (645,109)
                                                                ---------------------       --------------------

Loss from continuing operations before discontinued
  operations and extraordinary item                                       (1,283,054)                (3,283,974)

Loss from discontinued operations                                                                      (241,305)

Gain on disposition of discontinued operations                                                        1,113,232
                                                                ---------------------       --------------------

Loss before extraordinary item                                            (1,283,054)                (2,412,047)

Extraordinary item, gain on early extinguishment
  of debt                                                                                             1,217,383
                                                                ---------------------       --------------------

Net loss                                                                  (1,283,054)                (1,194,664)

Accretion on preferred stock                                                (600,904)                  (516,031)
                                                                ---------------------       --------------------

Net loss applicable to common stockholders                       $        (1,883,958)        $       (1,710,695)
                                                                =====================       ====================

Net income (loss) per common share, basic and diluted

    From continuing operations                                   $             (0.03)        $            (0.06)
    From discontinued operations                                                                           0.01
    From extraordinary item                                                                                0.02
                                                                ---------------------       --------------------
    Net loss                                                    $              (0.03)       $             (0.03)
                                                                =====================       ====================

Weighted average number of common shares
  used in computing basic and diluted loss per
  common share                                                            66,888,125                 60,126,408
                                                                =====================       ====================

          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended July 31,
                                                                                            2001                  2000
                                                                                    ------------------    ------------------
Cash flows from operating activities
  Net loss                                                                          $      (1,283,054)    $      (1,194,664)
  Gain from discontinued operations                                                                                   871,927
                                                                                    ------------------    ------------------
  Loss from continuing operations                                                          (1,283,054)           (2,066,591)
  Adjustments to reconcile loss from continuing operations
   to net cash used in operating activities:
  Depreciation and amortization                                                               133,640                29,735
  Gain on early extinguishment of debt                                                                           (1,217,383)
  Common stock issued for services                                                             21,980               729,375
  Noncash interest and financing costs                                                                              812,349
  Increase (decrease) in cash and cash equivalents
   attributable to changes in operating assets and liabilities:
      Restricted cash                                                                                              (400,000)
      Other current assets                                                                   (272,105)              (10,058)
      Other assets                                                                             33,783                22,249
      Accounts payable                                                                       (275,805)           (1,712,829)
      Accrued interest                                                                        366,791            (2,370,008)
      Accrued expenses                                                                       (228,996)              277,277
                                                                                    ------------------    ------------------

Net cash used in operating activities                                                      (1,503,766)           (5,905,884)
                                                                                    ------------------    ------------------

Cash flows from investing activities
      Purchase of property, plant and equipment                                               (64,517)
      Proceeds from sale of EPIC                                                                                 29,465,664
      Investment in joint venture                                                                                (1,829,317)
                                                                                    ------------------    ------------------

Net cash provided by (used in) investing activities                                           (64,517)           27,636,347
                                                                                    ------------------    ------------------

Cash flows from financing activities
      Proceeds from long-term debt                                                          1,365,000               800,000
      Repayments of long-term debt                                                           (659,823)          (10,984,413)
      Repayments to related parties                                                           (57,100)           (3,888,211)
                                                                                    ------------------    ------------------

Net cash provided by (used in) financing activities                                           648,077           (14,072,624)
                                                                                    ------------------    ------------------

Net cash used in discontinued operations                                                                           (241,305)
                                                                                    ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                         (920,206)            7,416,534

Cash and cash equivalents, beginning of period                                              4,001,808                70,785
                                                                                    ------------------    ------------------

Cash and cash equivalents, end of period                                            $       3,081,602     $       7,487,319
                                                                                    ==================    ==================

          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            Three Months Ended July 31,
                                                                              2001                  2000
                                                                      ------------------    ------------------
Supplemental disclosures of cash flow information,
 cash paid during the year for interest                               $          69,838     $       2,311,553
                                                                      ==================    ==================

Supplemental disclosures of noncash investing and
 financing activities
      Accretion of preferred stock                                    $         600,904     $         516,030
                                                                      ==================    ==================

      Common stock issued for preferred stock dividends               $                     $       1,758,969
                                                                      ==================    ==================

      Equipment acquired under capital lease                          $         159,350     $
                                                                      ==================    ==================

      Acquisition of All Jersey Express Company, Inc.
      Fair value of assets aquired                                    $       2,030,000     $              --
      Debt issued for capital stock                                            (850,000)
      Cash paid for capital stock                                              (500,000)
                                                                      ------------------    ------------------

      Liabilities assumed                                             $         680,000     $              --
                                                                      ==================    ==================


          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      Basis of Presentation

              The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's form 10-KSB for the year ended April 30, 2001. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


NOTE 2 -      Nature of Operations

              Phoenix Waste Services Company, Inc. and Subsidiaries (the "Company"), formerly known as Compost America Holding Company, Inc. and Subsidiaries, was incorporated in New Jersey and reincorporated in Delaware.

              A significant portion of the Company's revenues from continuing operations for the three months ended July 31, 2001 were generated by the Company's wholly-owned subsidiary, All Jersey Express Company, Inc. ("All Jersey"), which was acquired in April 2001. All Jersey is primarily in the business of transporting, via tractor-trailer, solid waste from transfer stations primarily located in New Jersey to landfills primarily located in Pennsylvania.

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

              The Company's first two development projects were to be fully enclosed composting facilities in Newark, New Jersey, and Dade County, Florida. These development projects have been altered or delayed due to certain situations. The Newark, New Jersey composting facility project had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses for this location (See Note
              3). The Dade County, Florida composting facility project has been delayed due to a pending lawsuit between one of the Company's subsidiaries and the City of Miami (See Note 6).

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 -      Going Concern Consideration

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 2001, the Company had a working capital deficit of approximately $17,287,000, an accumulated deficit of approximately $85,534,000 and a stockholders' deficit of approximately $25,084,000. In addition, as of July 31, 2001, the Company was not in compliance with the majority of its long-term debt agreements. In connection with the financing needed for the project costs incurred and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception, and has had nominal revenues from continuing operations.

              The Company's growth and development strategy will be dependent on its ability to close a pending transaction, which is comprised of two stock purchase agreements to acquire all of the outstanding shares of Miners Fuel Company, Inc. (a long-haul solid waste transporting business) and Miners Environmental Inc. (a specialty waste business) and an asset purchase agreement to acquire all of the assets of Miners Oil Company, Inc. (a fuel oil supply company) (the "Miners Entities"). Management intends to fund this transaction with new bank debt. Management believes the Miners Entities will provide the Company with significant revenues and pre-consolidated EBITDA of at least $4,000,000 on an annual basis based on the Miners Entities current business volume (See Note 9).

              Additionally, the Company is negotiating with mortgage holders on its Newark, New Jersey facility, which is owned by its subsidiary Newark Recycling and Composting Co., Inc. ("NRCC"), to significantly reduce its debt (including accrued interest) relative to this facility in excess of $3,800,000 and extend the terms of currently due notes payable up to eight years, through a reorganization plan under a Chapter 11 proceeding of the U.S. Bankruptcy Code, which commenced in June 2001. Also, the Company is in settlement discussions with the City of Miami, which is hoped to lead to the Company designing, building, and operating a proposed composting facility, which would be financed and owned by the City (See Note 2).

              There can be no assurances that the events discussed in the preceding two paragraphs will be realized.


NOTE 4 -      Net Loss Per Common Share

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



NOTE 5 -      Related Party Transactions

              The Company has various transactions and activities with certain significant shareholders, directors, officers and other related parties. A summary of activity with related parties is as follows:

                                                                                     Three Months Ended July 31,
                                                                                        2001          2000
                                                                                     ------------  ------------
              Interest expense on advances:
                   Foundation Systems, Inc.                                          $       987   $     5,484
                   Former President of the Company                                         5,906
                   Former President of EPIC                                                              5,350
                   Wasteco                                                                              47,048
              Fees and settlement paid to Resource Reclamation, Inc.
               and Ouster Corporation                                                                  224,772
              Advances from Wasteco                                                                  2,150,937
              Repayment of advances from former President of EPIC                                      400,216
              Repayment of advances from former President of the Company                  27,426       325,033
              Repayment of advances from Select Acquisitions, Inc.                         8,865        83,091
              Repayment of advances from VRH                                                         1,000,000
              Repayment of advances from Mark Gasarch, Esq.                                              5,700
              Repayment of advances from Lenco.                                           20,809
              Payment of severence to former President of EPIC                                          900,000



NOTE 6 -      Commitments and Other Contingencies

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

              Consulting Agreements - The Company has a consulting agreement with a minority shareholder of a majority owned subsidiary. This consultant will be paid a management fee equal to 30% of the distributable net income, as defined, from all Company owned composting facilities developed in Florida.

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


NOTE 6-       Commitments and Other Contingencies (continued)

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

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -      New Accounting Pronouncements


              In July 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles". SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, SFAS No. 142 requires an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company is in the process of determining the impact of these pronouncements on its consolidated financial position and results of operations.

NOTE 8 -      Discontinued Operations

              On June 15, 2000, pursuant to a stock purchase agreement, the Company sold its wholly-owned subsidiary, Environmental Protection and Improvement Co. ("EPIC"). Under the terms of the agreement, the Company sold all of the stock of EPIC for gross proceeds of $37.5 million and an earn-out.

              Proceeds from the sale of EPIC were used to pay off debt, pay contract termination fees to EPIC executives and to purchase additional membership interests in a joint venture, as well as to provide working capital to the Company.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      Subsequent event

              In July 2001, the Company executed a purchase agreement to acquire three companies in Pennsylvania ("the Miners Entities") for approximately $8,600,000. The Miners Entities are primarily in the business of long-haul waste transportation and the selling and delivery of home heating oil. The acquisition is expected to be completed in the first half of fiscal 2002 and will be accounted for using the purchase method of accounting (see Note 7).

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the respective periods.


                                                          Three Months
                                                         Ended July 31,
                                                              2001
                                                          (unaudited)
                                                        -----------------

               Net revenues                                $ 15,031,000
               Loss from continuing operations
                before extraordinary item                      (602,000)
               Net loss                                      (1,099,000)
               Basic and diluted net loss per
                common share                                      (0.02)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

         The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB for the year ended April 30, 2001. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

         The information set forth and discussed below for the three months ended July 31, 2001 and July 31, 2000 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended July 31, 2001 may not be indicative of results expected during the later quarters or for the entire fiscal year ended April 30, 2002.

         As a result of the sale of the Company's wholly-owned subsidiary, Environmental Protection & Improvement Company, Inc. ("EPIC") on June 15, 2000, the results of operations for all periods presented have been restated to incorporate the accounting treatment for discontinued operations.

RESULTS OF OPERATIONS

         The Company continues to incur significant losses from its operations and development activities, although net loss from continuing operations decreased significantly to $1,283,054 for the quarter ended July 31, 2001, as compared to $3,283,974 for the quarter ended July 31, 2000. However, net loss applicable to common shareholders increased slightly to $1,883,958 for the fiscal quarter ended July 31, 2001, as compared to a loss of $1,710,695 for the fiscal quarter ended July 31, 2000. In addition, the Company has incurred losses since its inception, with an accumulated deficit of approximately $85,534,000 as of July 31, 2001. These matters raise certain doubt about the Company's ability to continue as a going concern.

         For the quarter ended July 31, 2001 the Company's consolidated revenues increased to $1,323,644, compared to $158,910 for the quarter ended July 31, 2000. This increase is attributable primarily to the Company's wholly-owned subsidiary, All Jersey Express Company, Inc., acquired in April 2001. The Company's operating loss for the fiscal quarter ended July 31, 2001 declined to $880,516 as compared to an operating loss of $2,638,865 for the fiscal quarter ended July 31, 2000.

         Net interest expense for the quarter ended July 31, 2001 was $413,916, a decrease from $650,074 for the quarter ended July 31, 2000. The Company's total debt obligations (including amounts due to related parties) as of July 31, 2001 had increased to $17,198,500 as compared to $14,543,626 as of July 31, 2000. However, the Company's short term obligations decreased to $9,278,687 as of July 31, 2001 as compared to $14,543,626 as of July 31, 2000.

         The Company files consolidated Federal Tax Returns for which the carry-forward losses and current losses exceed any non-deductible items. The Company has not recorded any income tax benefit for the quarter ended July 31, 2001. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At July 31, 2001, the Company has net significant operating loss carry-forwards in excess of $85,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

         During the quarter ended July 31, 2001, the Company recorded no expense for dividends payable in common stock relating to its issued redeemable Preferred Stock, similar to the no expense for the quarter ended July 31, 2000. During the quarter ended July 31, 2001 the Company also recorded accretion on its Preferred Stock of $600,904 related to a mandatory redemption feature, as compared to $516,031 for the quarter ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

         As of July 31, 2001, the Company had cash and cash equivalents of $3,081,602, a working capital deficit of $17,286,989 and an accumulated deficit of $85,533,977. Included in the working capital deficit is $14,139,623 for the current portion of notes payable. Since April 30, 2000, the Company has been in default on substantially all of these obligations.

         During the quarter ended July 31, 2001 the net cash used in operating activities was $1,503,766 as compared with cash used in operating activities in the prior year period of $5,905,884. This decrease in cash used in operating activities for the quarter ended July 31, 2001 as compared with the quarter ended July 31, 2000 is primarily due to the decrease in accounts payable and accrued interest of $1,437,024 and $2,736,799 respectively, which negatively impacted cash flow in the period.

         For the quarter ended July 31, 2001 the Company spent $64,517 in the purchase of property and equipment whereas the Company made no cash purchases of property and equipment for the quarter ended July 31, 2000.

         During the quarter ended July 31, 2001 the Company showed net cash from financing activities of $648,077 as compared to net cash used in financing activities of $14,072,624 for the quarter ended July 31, 2000. In addition, the Company received net cash from the sale of EPIC of $29,465,664 during the quarter ended July 31, 2000.

         The Company's growth and development strategy will require the closing of the purchase of the Miners Entities (see note 3 to the financial statements included in this report) and successful negotiations with the City of Miami and with the mortgage holders on its Newark, New Jersey facility, as well as substantial financing for the construction and development of waste services projects and for working capital. As of July 31, 2001, the Company had $3,081,602 cash in hand remaining primarily as a result of the sale of EPIC. The Company expects that these funds will be available to fund the Company's working capital needs as well as some development requirements. The Company believes that additional project financing would be available as needed. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure addition financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                                None not Previously
                                                           Reported in Report on
                                                           Form 10-KSB for the
                                                           fiscal year ended
                                                           April 30, 2001

Item 2. - Changes in Securities

                  (a) None

                  (b) None

                  (c) During the fiscal quarter ended July 31, 2001, the Company issued 50,000 shares of its common stock to one person for professional services, valued at $0.44 per share.

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

                  (d) Not Applicable


Item 3. - Defaults Upon Senior Securities

As set forth in Note 6 to the financial statements of the Company's Form 10-KSB for its fiscal year ended April 30, 2001, the Company remains in default of various promissory notes totalling approximately $10,000,000, with accrued interest.

Item 4. - Submission of Matters to a Vote of Security Holders-None

Item 5. - Other Information - None

Item 6. - (a) Exhibits                                                      None

          (b) Reports on Form 8-K

          1. On May 22, 2001 the Company filed a report on Form 8-K regarding the proposed settlement of the Company's litigation against the City of Miami.

          2. On June 21, 2001 the Company filed a report on Form 8-K regarding the filing for bankruptcy of Newark Recycling and Composting Company, Inc. a subsidiary owned 75% by the Company.

          3. On July 18, 2001 the Company filed a report on Form 8-K regarding the Company entering into agreements to purchase Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc.

          4. On July 24, 2001 the Company filed a report on Form 8-4 regarding the termination of the consulting period of the Consulting Agreement pursuant to which the Company had utilized the services of Christopher Daggett.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                               PHOENIX WASTE SERVICES COMPANY, INC.
September 14, 2001                  (Registrant)



                                    By  /s/ Marvin Roseman
                                    ------------------------------------
                                    Marvin Roseman, Principal
                                            Executive Officer, Principal
                                            Financial Officer, Principal
                                            Accounting Officer, Treasurer