Form 10QSB
period 2001-10-31
PHOENIX WASTE SERVICES CO INC
filed 2001-12-14
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended October 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| |No|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1.  Common Stock -  67,524,844 shares outstanding
                    as at November 30, 2001.

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

     Consolidated Statements of Cash Flows                       F-4-F-5

     Notes to Consolidated Financial Statements                  F-6-F-9

PART I - FINANCIAL INFORMATION

               PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                            CONSOLIDATED BALANCE SHEET
                                 October 31, 2001
                                    (Unaudited)


                                     ASSETS

Current assets

  Cash and cash equivalents                                       $  2,286,932
  Other current assets                                                 440,470
                                                                   -----------

    Total current assets                                             2,727,402
                                                                  ------------

Property, plant and equipment, net                                  12,541,575
                                                                  ------------

Other assets

  Contract costs                                                     1,000,000
  Goodwill, net                                                        694,012
  Other                                                                477,263
                                                                  ------------

    Total other assets                                               2,171,275
                                                                  ------------

                                                                  $ 17,440,252
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Notes payable, current portion                                  $ 13,842,680
  Due to related parties, current portion                              212,872
  Accounts payable                                                   1,544,344
  Accrued interest                                                   3,374,223
  Accrued expenses                                                   1,872,329
                                                                 -------------

    Total current liabilities                                       20,846,448
                                                                 -------------

Long-term liabilities

  Notes payable, less current portion                                1,722,322
  Due to related parties, less current portion                       1,470,889
                                                                 -------------

    Total long-term liabilities                                      3,193,211
                                                                 -------------

          See accompanying notes to consolidated financial statements

               PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                            CONSOLIDATED BALANCE SHEET
                                 October 31, 2001
                                    (Unaudited)


                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

Redeemable preferred and common stock
 Series A Preferred, 169,000 shares authorized, issued
 and outstanding (liquidation value of $18,702,049)                                 $ 10,251,449

 Series B Preferred, 400,000 shares issued
 and outstanding (liquidation value of $1,277,268)                                     1,240,000

 Series C Preferred, 91,000 shares authorized, issued
 and outstanding (liquidation value of $9,100,000)                                     6,524,043

 Series D Preferred, 17,500 shares authorized, 8,771 issued
 and outstanding (liquidation value of $970,625)                                         518,900

 Common stock, $.001 par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                                     1,770,836
                                                                                    ------------

Total redeemable preferred and common stock                                           20,305,228
                                                                                    ------------

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.001 par value, 25,000,000 shares authorized
  Preferred stock Series B, Convertible, $.001 par value, 5,000,000 shares
  authorized, 1,000 shares issued and outstanding                                          2,500
  Common stock, $.001 par value, 200,000,000 shares authorized,
  67,524,844 shares issued                                                                67,525
  Additional paid-in capital                                                          61,820,168
  Accumulated deficit                                                                (87,369,828)
  Treasury stock, 1,150,000 common shares, at cost                                    (1,425,000)
                                                                                   -------------

    Total stockholders' deficit                                                      (26,904,635)
                                                                                   -------------

                                                                                    $ 17,440,252
                                                                                   =============

         See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                          Three Months Ended October 31,   Six Months Ended October 31,
                                                              2001             2000             2001           2000
                                                          ------------    ------------     -----------    ------------

Revenues                                                  $  1,546,820    $     71,324     $ 2,870,464    $    230,234
                                                          ------------    ------------     -----------    ------------

Costs and expenses

  Operating                                                  1,413,619           4,187       2,542,091          20,370
  Selling, general and administrative                          862,529         399,344       1,804,577       3,151,201
  Depreciation and amortization                                137,514          26,149         271,154          55,884
                                                          ------------    ------------     -----------    ------------

                                                             2,413,662         429,680       4,617,822       3,227,455
                                                          ------------    ------------     -----------    ------------

Operating loss from continuing operations                     (866,842)       (358,356)     (1,747,358)     (2,997,221)
                                                          ------------    ------------     -----------    ------------

Other income (expense)

  Interest expense, net                                       (457,116)       (494,275)       (871,032)     (1,144,349)
  Other, net                                                   112,379         110,918         123,757         115,883
                                                          ------------    ------------     -----------    ------------

                                                              (344,737)       (383,357)       (747,275)     (1,028,466)
                                                          ------------   -------------     -----------    ------------

Loss from continuing operations before discontinued
  operations and extraordinary item                         (1,211,579)       (741,713)     (2,494,633)     (4,025,687)

Loss from discontinued operations                                                                             (241,305)

Gain on disposition of discontinued operations                                                               1,113,232
                                                          ------------    ------------     -----------    ------------

Loss before extraordinary item                              (1,211,579)       (741,713)     (2,494,633)     (3,153,760)

Extraordinary item, gain on early extinguishment
  of debt                                                                      409,089                       1,626,472
                                                          ------------    ------------     -----------    ------------

Net loss                                                    (1,211,579)       (332,624)     (2,494,633)     (1,527,288)

Accretion on redeemable preferred stock                       (624,272)       (536,027)     (1,225,176)     (1,052,058)
                                                          ------------    ------------     -----------    ------------

Net loss applicable to common stockholders                 $(1,835,851)   $   (868,651)    $(3,719,809)   $ (2,579,346)
                                                           ===========    ============     ===========    ============

Net income (loss) per common share, basic and diluted

  From continuing operations                              $      (0.03)   $      (0.02)    $     (0.06)   $      (0.07)
  From discontinued operations
  From extraordinary item                                                         0.01                            0.03
                                                          ------------    ------------     -----------    ------------

Net loss                                                  $      (0.03)   $      (0.01)    $     (0.06)   $      (0.04)
                                                          ============    ============     ===========    ============

Weighted average number of common shares
  used in computing basic and diluted loss per
  common share                                              66,954,791      66,709,458      66,929,790      63,338,583
                                                          ============    ============     ===========    ============

         See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended October 31,
                                                                             2001             2000
                                                                        -------------    ------------

Cash flows from operating activities
  Net loss                                                             $ (2,494,633)    $ (1,527,288)
  Gain (loss) from discontinued operations                                                  (241,305)
                                                                       ------------     ------------
Loss from continuing operations                                          (2,494,633)      (1,285,983)
Adjustments to reconcile loss from continuing operations
 to net cash used in operating activities:
  Depreciation and amortization                                             271,154           55,884
  Gain on disposal of discontinued operations                                             (1,113,232)
  Gain on early extinguishment of debt                                                    (1,626,472)
  Common stock issued for services                                           37,000          736,375
  Noncash interest and financing costs                                                       328,444
  Increase (decrease) in cash and cash equivalents
   attributable to changes in operating assets and liabilities:
   Other current assets                                                    (293,416)        (105,056)
   Other assets                                                              38,230           33,289
   Accounts payable                                                        (158,040)      (1,511,506)
   Accrued interest                                                         776,044
   Accrued expenses                                                        (264,842)        (762,821)
                                                                       ------------     ------------
Net cash provided by (used in) operating activities                      (2,088,503)      (5,251,078)
                                                                       ------------     ------------

Cash flows from investing activities
      Purchase of property and equipment                                   (479,616)         (63,044)
      Proceeds from sale of EPIC                                                          29,465,664
      Investment in joint venture                                                         (1,861,967)
                                                                       ------------     ------------
Net cash provided by (used in) investing activities                        (479,616)      27,540,653
                                                                       ------------     ------------

Cash flows from financing activities
      Proceeds from long-term debt                                        1,759,796        1,016,666
      Repayments of long-term debt                                         (762,157)     (13,326,907)
      Repayments to related parties and other                              (144,396)      (3,637,656)
                                                                       ------------     ------------
Net cash provided by (used in) financing activities                         853,243      (15,947,897)
                                                                       ------------     ------------

Net cash provided by (used in) discontinued operations                                      (241,305)
                                                                       ------------     ------------
Net increase (decrease) in cash and cash equivalents                     (1,714,876)       6,100,373

Cash and cash equivalents, beginning of period                            4,001,808           70,785
                                                                       ------------     ------------
Cash and cash equivalents, end of period                               $  2,286,932     $  6,171,158
                                                                       ============     ============


         See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended October 31,
                                                                                    2001            2000
                                                                                ------------    ------------

Supplemental disclosures of cash flow information,
  cash paid during the year for interest                                        $   142,830     $ 2,451,553
                                                                                 ==========     ===========

Supplemental disclosures of noncash investing and
 financing activities
      Accretion of preferred stock                                               $ 1,225,176    $ 1,052,057
                                                                                 ===========    ===========

      Common stock issued for preferred stock dividends                          $              $ 1,758,969
                                                                                 ===========    ===========

      Redemption of Series D preferred stocks for investment in joint venture    $              $ 2,063,014
                                                                                 ===========    ===========


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

              A significant portion of the Company's revenues from continuing operations for the six months ended October 31, 2001 were generated by the Company's wholly-owned subsidiary, All Jersey Express Company, Inc. ("All Jersey"), which was acquired in April 2001. All Jersey is primarily in the business of transporting, via tractor-trailer, solid waste from transfer stations primarily located in New Jersey to landfills primarily located in Pennsylvania.

              Through it's subsidiary, American Soil, Inc. ("ASI"), the Company operated a compost recycling facility in Freehold, New Jersey. In February 2000, the New Jersey Department of Environmental Protection ("NJDEP") revoked ASI's operating authority, which had been granted approximately ten years earlier through an Administrative Consent Order. Since February 2000, ASI has processed and stockpiled all materials existing on the site that had accumulated in the previous ten years, began negotiations with the NJDEP to reinstate ASI's operating authority, and filed applications for Class B and Class C recycling permits in the hope of resuming accepting compost materials at this facility.

              The Company's first two development projects were to be fully enclosed composting facilities in Newark, New Jersey, and Dade County, Florida (See Note 3). These development projects have been altered or delayed due to certain situations. The Newark, New Jersey composting facility project had to be altered due to the Company's inability to remarket New Jersey Economic Development Authority municipal bonds and lack of necessary capital. The Company is currently pursuing alternative uses for this location (See Note 3).

NOTE 3 -      Going Concern Consideration

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2001, the Company had a working capital deficit of approximately $18,119,000, an accumulated deficit of approximately $87,400,000 and a stockholders' deficit of approximately $26,900,000. In addition, as of October 31, 2001, the Company was not in compliance with certain long-term debt agreements relative to its subsidiary, Newark Recycling and Composting Co., Inc. ("NRCC"). In connection with financing incurred relative to the Company's original projects and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules. In addition, the Company has incurred losses since its inception.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -      Going Concern Consideration (continued)

              The Company's growth and development strategy will be dependent on the success of the acquisition of all of the outstanding shares of Miners Fuel Company, Inc. (a long-haul solid waste transporting business), Miners Environmental Inc. (a specialty waste business) and Miners Oil Company, Inc. (a fuel oil supply company) (the "Miners Entities"). Management has funded this transaction, which closed on November 15, 2001 with new bank debt. Management believes the Miners Entities will provide the Company with significant revenues and pre-consolidated EBITDA of at least $4,000,000 on an annual basis based on the Miners Entities current business volume (See Note 7).

              NRCC, a majority owned subsidiary, commenced a bankruptcy filing under Chapter 7 of the Federal Bankruptcy Code. That matter has since been converted to a Chapter 11 reorganization. NRCC was indebted to VRH Construction Company for approximately $6 million, to Equity Investments of Delaware (EID) on an obligation secured by NRCC's real estate for $4 million and owes real estate taxes of approximately $600,000. NRCC has a single asset, approximately 12 acres of undeveloped land in Newark, New Jersey. Through the bankruptcy court, NRCC has submitted a plan that will result in payment of the real estate taxes, payment to EID in full over 8 years and payment of $3 million to VRH Construction over 8 years. The hearing with respect to the plan approval is set in Federal Bankruptcy Court on January 24, 2002.

              The Company has had settlement discussions with the City of Miami, which may resume in the near future, that could result in the Company's subsidiary, Bedminster Secor Services Miami (BSSM) designing, building, and operating a waste-to-energy plant in Miami that would be owned and financed by the City of Miami. In the meantime, BSSM is seeking an accelerated trial date setting to litigate the City of Miami breach of contract lawsuit. (See Note
              2).


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


NOTE 5-       Commitments and Other Contingencies

              Employment Agreements - The Company has a consulting contract with the sole member of the Company's Office of the President. The contract commits the Company to a monthly fee of $20,000 through June 2003. The contract also provides for the granting of options to purchase up to 2,000,000 shares of the Company's common stock at various exercise prices if certain performance levels are achieved.

              ASI - A subsidiary of the Company, which operated a compost recycling facility in Freehold, New Jersey, had its recycling/solid waste permit application revoked by the NJDEP in February 2000 and has stopped accepting compost materials at the site. The Company is processing the materials already accepted at the site and intends to

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5-       Commitments and Other Contingencies (continued)

              resume operations as part of a settlement it is currently negotiating with the NJDEP. Additionally, the Company is incurring site remediation costs and permit application costs and may also be subject to a fine for certain alleged violations. Upon approval of the permits, the Company intends to expand the operations at this facility.

              Litigation - One of the Company's loan holders was granted a summary judgement for 1,760,000 shares of the Company's Common Stock in penalty shares, with 60,000 shares accruing on a monthly basis pursuant to the loan agreement and $323,000 in cash. The Company is in the process of appealing the judgement.

              In the normal course of business, the Company has been named as a defendant in various matters. Management of the Company, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse affect on the financial condition, results of operations or cash flows of the Company.

NOTE 6 -      New Accounting Pronouncements

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

NOTE 7 -      Subsequent Event

              In November 2001, the Company acquired three companies in Pennsylvania "the (Miners Entities)" for approximately $8,600,000. The Miners Entities are primarily in the business of long-haul waste transportation and the selling and delivery of home heating oil. The acquisition will be accounted for using the purchase method of accounting (see Note 6).

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -      Subsequent Event (continued)

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the respective periods.


                                                                  Six Months
                                                               Ended October 31,
                                                                    2001
                                                                 (unaudited)
                                                               -----------------

                          Net revenues                           $34,700,631
                          Loss from continuing operations
                            before extraordinary item            $(2,225,058)
                          Net loss                               $(2,225,058)
                          Basic and diluted net loss per
                            common share                         $     (0.03)

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

      The information set forth and discussed below for the three months and for the six months ended October 31, 2001 and October 31, 2000 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended October 31, 2001 may not be indicative of results expected during the later quarters or for the entire fiscal year ended April 30, 2002.

RESULTS OF OPERATIONS

      The Company continues to incur significant losses from its operations and development activities, although operating loss from continuing operations decreased significantly to $1,747,358 for the six months ended October 31, 2001, as compared to $2,997,221 for the six months ended October 31, 2000, due primarily to a significant reduction in selling and general and administrative expenses. For the three month period ended October 31, 2001, which included the operations of the Company's newly-acquired subsidiary, All Jersey Express Company, Inc. ("All Jersey"), operating loss from continuing operations was $866,842 as compared to $358,356 for the three months ended October 31, 2000. In addition, the Company has incurred losses since its inception, with an accumulated deficit of $87,369,828 as of October 31, 2001.

      For the quarter ended October 31, 2001 the Company's consolidated revenues increased to $1,546,820, compared to $71,324 for the quarter ended October 31, 2000 and increased to $2,870,464 for the six months ended October 31, 2001 as compared to $230,234 for the six months ended October 31, 2000. This increase is attributable primarily to All Jersey.

      Net interest expense for the quarter and six months ended October 31, 2001 was $457,116 and $871,032 respectively, a decrease from $494,275 and $1,144,349 for the quarter and six months respectively ended October 31, 2000. As a result of the acquisition of All Jersey, the Company's total debt obligations (including amounts due to related parties) as of October 31, 2001 had increased to $17,248,763 as compared to $15,080,707 as of October 31, 2000. However, the Company's short term obligations (including amounts due to related parties) decreased to $14,055,552 as of October 31, 2001 as compared to $15,080,707 as of October 31, 2000.

      The Company files consolidated Federal Tax Returns for which there are net operating loss carryforwards. The Company has not recorded any income tax benefit for the quarter ended October 31, 2001. Management, at this time, cannot determine the probability if this tax benefit will be realized in future periods. At October 31, 2001, the Company has net significant operating loss carry-forwards in excess of $85,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

      During the quarter ended October 31, 2001 the Company recorded accretion on its Preferred Stock of $1,225,176 related to a mandatory redemption feature, as compared to $1,052,057 for the quarter ended October 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES.

      As of October 31, 2001, the Company had cash and cash equivalents of $2,286,932, a working capital deficit of $18,119,046 and an accumulated deficit of $87,369,828. Included in the working capital deficit is $13,842,680 for the current portion of notes payable. Substantially all of these obligations involve the Company's majority-owned subsidiary, Newark Recycling and Composting Company, Inc., which presently is involved in a Chapter 11 reorganization in bankruptcy.

    For the six months ended October 31, 2001 the net cash used in operating activities was $2,088,503 as compared with cash used in operating activities in the prior year period of $5,251,078. This decrease in cash used in operating activities for the six months ended October 31, 2001 as compared with the six months ended October 31, 2000 is primarily due to the decrease in accounts payable of $1,353,466, and the elimination of Gain on Disposal of Discontinued Operations of $1,113,232 and Gain on Early Extinguishment of Debt of $1,626,472, both of which had negatively impacted cash flow in the period.

    For the six months ended October 31, 2001 the Company spent $479,616 in the purchase of property and equipment as compared to only $63,044 for the six months ended October 31, 2000.

      During the six months ended October 31, 2001 the Company showed net cash from financing activities of $853,243 as compared to net cash used in financing activities of $15,947,897 for the six months ended October 31, 2000. In addition, the Company received net cash from the sale of EPIC of $29,465,664 during the six months ended October 31, 2000.

      The Company's growth and development strategy required the closing of the purchase of the Miners Entities (see note 3 to the financial statements included in this report - this closing occurred on November 14, 2001) and anticipates the successful negotiations with the City of Miami and with the mortgage holders on its Newark, New Jersey facility, as well as financing for the construction and development of waste services projects and for working capital. Based upon the current business volume of the Miners Entities, the Company believes that the Miners Entities will provide the Company with significant annual revenues and pre-consolidated EBITDA of at least $4,000,000. As of October 31, 2001, the Company had $2,286,932 cash in hand remaining primarily as a result of the sale of EPIC. The Company expects that these funds will be available to fund the Company's working capital needs as well as some development requirements. The Company believes that additional project financing would be available as needed. However, there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure addition financing, its ability to implement its growth strategy will be impaired and its financial condition and results of operations are likely to be materially adversely affected.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

None not previously reported in the Company's report on Form 10-KSB for the fiscal year ended April 30, 2001 or discussed in Note 5 to the financial statements included herein.

Item 2. - Changes in Securities

                  (a)      None

                  (b)      None

                  (c) During the fiscal quarter ended July 31, 2001, the Company issued 50,000 shares of its common stock to one person for professional services, valued at $0.24 per share.

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

                  (d)  Not Applicable


Item 3. - Defaults Upon Senior Securities

As set forth in Note 6 to the financial statements of the Company's Form 10-KSB for its fiscal year ended April 30, 2001, the Company's majority-owned subsidiary, Newark Recycling and Composting Company, Inc., which presently is involved in a Chapter 11 reorganization in bankruptcy, remains in default of various promissory notes totalling approximately $10,000,000, with accrued interest.

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

Date:                               PHOENIX WASTE SERVICES COMPANY, INC.
December 14, 2001                   (Registrant)


                                    By /s/ Marvin Roseman
                                       ---------------------------------
                                    Marvin Roseman, Principal
                                           Executive Officer, Principal
                                           Financial Officer, Principal
                                           Accounting Officer, Treasurer