Form 10QSB
period 2002-01-31
PHOENIX WASTE SERVICES CO INC
filed 2002-03-18
CIK 1008882

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended January 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act;    For the
    transition period from          to

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                          22-3755400
--------------------------------                     --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


60 Park Place, Suite 509, Newark, New Jersey                       07102
---------------------------------------------                 ---------------
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

1. Common Stock -  67,574,844 shares outstanding
                   as at February 28, 2002.

Transitional Small Business Disclosure Format (check one):
Yes_____  No  X
            -----

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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page
                                                                         ----

     Consolidated Balance Sheet                                         F-1-F-2

     Consolidated Statements of Operations                                  F-3

     Consolidated Statements of Cash Flows                                  F-4

     Notes to Consolidated Financial Statements                         F-5-F-9

PART I - FINANCIAL INFORMATION

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET
                                January 31, 2002
                                   (Unaudited)




                                   ASSETS

Current assets
  Cash and cash equivalents                                          $ 1,925,870
  Account receivable, net                                              1,221,340
  Other current assets                                                 1,158,538
                                                                     -----------

    Total current assets                                               4,305,748
                                                                     -----------

Property, plant and equipment, net                                    22,372,370
                                                                     -----------

Other assets
  Contract costs                                                       1,000,000
  Goodwill, net (Note 3)                                               2,834,767
  Other                                                                1,082,214
                                                                     -----------

    Total other assets                                                 4,916,981
                                                                     -----------

                                                                     $31,595,099
                                                                     ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Notes payable, current portion (Note 6)                            $16,979,325
  Due to related parties, current portion (Note 6)                     2,436,166
  Accounts payable                                                     5,165,793
  Accrued interest                                                     3,451,801
  Accrued expenses                                                     1,873,311
                                                                     -----------

    Total current liabilities                                         29,906,396
                                                                     -----------

Long-term liabilities

  Notes payable, less current portion (Note 6)                         7,533,804
  Due to related parties, less current portion (Note 6)                1,361,394
                                                                     -----------

    Total long-term liabilities                                        8,895,198
                                                                     -----------


          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                January 31, 2002
                                   (Unaudited)


                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

Redeemable preferred and common stock
  Series A Preferred, 169,000 shares authorized, issued,
   and outstanding (liquidation value of $19,040,046)                   10,689,970

  Series B Preferred, 400,000 shares issued,
   and outstanding (liquidation value of $1,290,288)                     1,240,000

  Series C Preferred, 91,000 shares authorized, issued,
   and outstanding (liquidation value of $9,100,000)                     6,714,267

  Series D Preferred, 17,500 shares authorized, 8,771 issued,
   and outstanding (liquidation value of $988,167)                         538,725

  Common stock, $.001 par value; 553,386 shares issued
   and outstanding (liquidation value of $1,770,836)                     1,770,836
                                                                      ------------

    Total redeemable preferred and common stock                         20,953,798
                                                                      ------------

Commitments and contingencies

Stockholders' deficit
  Preferred stock, $.001 par value, 25,000,000 shares authorized
  Preferred stock Series B, Convertible, $.001 par value, 5,000,000
    shares authorized, 1,000 shares issued and outstanding                   2,500
  Common stock, no par value, 200,000,000 shares authorized,
    67,021,458 shares issued                                            47,826,713
  Additional paid-in capital                                            14,063,580
  Accumulated deficit                                                  (88,625,751)
  Treasury stock, 1,158,837 common shares, at cost                      (1,427,335)
                                                                      ------------

    Total stockholders' deficit                                        (28,160,293)
                                                                      ------------

                                                                      $ 31,595,099
                                                                      ============

          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Months Ended January 31,   Nine Months Ended January 31,
                                                                 2002            2001            2002            2001
                                                             ------------    ------------    ------------    ------------
Revenues                                                     $ 14,161,882    $     53,566    $ 17,032,346    $    283,800
                                                             ------------    ------------    ------------    ------------

Costs and expenses
  Operating                                                    10,329,963          11,243      12,872,054          31,613
  Selling, general and administrative                           2,945,278         973,868       4,749,855       4,125,069
  Depreciation and amortization                                   760,808          37,248       1,031,962          93,132
                                                             ------------    ------------    ------------    ------------

                                                               14,036,049       1,022,359      18,653,871       4,249,814
                                                             ------------    ------------    ------------    ------------

Operating income (loss) from continuing operations                125,833        (968,793)     (1,621,525)     (3,966,014)
                                                             ------------    ------------    ------------    ------------

Other income (expense)
  Interest expense                                               (733,086)       (484,953)     (1,604,118)     (1,629,302)
  Other, net                                                         (100)         31,971         123,657         147,854
                                                             ------------    ------------    ------------    ------------

                                                                 (733,186)       (452,982)     (1,480,461)     (1,481,448)
                                                             ------------    ------------    ------------    ------------

Loss from continuing operations before
 discontinued operations and extraordinary item                  (607,353)     (1,421,775)     (3,101,986)     (5,447,462)

Loss from discontinued operations                                                                                (241,305)

Gain on disposition of discontinued operations                                    142,851                       1,256,083
                                                             ------------    ------------    ------------    ------------

Loss before extraordinary item                                   (607,353)     (1,278,924)     (3,101,986)     (4,432,684)

Extraordinary item, gain on early extinguishment of debt                           23,908                       1,650,380
                                                             ------------    ------------    ------------    ------------

Net loss                                                         (607,353)     (1,255,016)     (3,101,986)     (2,782,304)

Preferred stock dividends                                                        (324,047)                       (324,047)

Accretion on preferred stock                                     (648,570)       (556,813)     (1,873,746)     (1,608,871)
                                                             ------------    ------------    ------------    ------------

Net loss applicable to common stockholders                   $ (1,255,923)   $ (2,135,876)   $ (4,975,732)   $ (4,715,222)
                                                             ============    ============    ============    ============

Net income (loss) per common share, basic
 and diluted
  From continuing operations                                 $      (0.02)   $      (0.03)   $      (0.07)   $      (0.11)
  From discontinued operations                                                                                       0.01
  From extraordinary item                                                                                            0.03
                                                             ------------    ------------    ------------    ------------

Net loss                                                     $      (0.02)   $      (0.03)   $      (0.07)   $      (0.07)
                                                             ============    ============    ============    ============

Weighted average number of common shares
 used in computing basic and diluted loss per common share     66,929,671      67,311,094      66,987,569      64,889,387
                                                             ============    ============    ============    ============

          See accompanying notes to consolidated financial statements

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Nine Months Ended January 31,
                                                                                   2002                  2001
                                                                            ------------------    ------------------
Cash flows from operating activities
Net loss                                                                    $      (3,101,986)    $      (2,782,304)
Loss from discontinued operations                                                                          (241,305)
Gain on disposal of discontinued operations                                                              (1,256,083)
                                                                            ------------------    ------------------
Loss from continuing operations                                                    (3,101,986)           (3,797,082)
Adjustments to reconcile loss from continuing operations
 to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                     1,031,962                93,132
  Gain on early extinguishment of debt                                                                   (1,650,380)
  Common stock issued for services                                                     39,600               745,975
  Noncash interest and financing costs                                                                    1,172,417
  Increase (decrease) in cash and cash equivalents
   attributable to changes in operating assets and liabilities:
      Accounts receivable                                                           2,184,195
      Other current assets                                                            162,633                15,045
      Other assets                                                                   (573,861)              (53,319)
      Accounts payable                                                             (1,795,703)           (1,464,321)
      Accrued interest                                                                853,622
      Accrued expenses                                                               (651,587)           (1,322,555)
                                                                            ------------------    ------------------

Net cash provided by (used in) operating activities                                (1,851,125)           (6,261,088)
                                                                            ------------------    ------------------

Cash flows from investing activities
      Purchase of property and equipment                                             (637,539)             (121,991)
      Cash acquired in acquisition                                                    300,118
      Investment in joint venture                                                                        (1,887,475)
      Proceeds from disposal of operations                                                               29,608,515
                                                                            ------------------    ------------------

Net cash provided by (used in) investing activities                                  (337,421)           27,599,049
                                                                            ------------------    ------------------

Cash flows from financing activities
      Purchase of treasury stock                                                       (2,335)
      Proceeds from long-term debt                                                  2,932,260             1,100,000
      Repayments of long-term debt                                                 (4,514,756)          (13,398,941)
      Proceeds from related parties                                                 1,940,602
      Repayments to related parties                                                  (242,803)           (3,576,035)
                                                                            ------------------    ------------------

Net cash provided by (used in) financing activities                                   112,968           (15,874,976)
                                                                            ------------------    ------------------

Net cash provided by (used in) discontinued operations                                                     (241,305)
                                                                            ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                               (2,075,938)            5,221,680

Cash and cash equivalents, beginning of period                                      4,001,808                70,785
                                                                            ------------------    ------------------

Cash and cash equivalents, end of period                                    $       1,925,870     $       5,292,465
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

              The Company's revenues from continuing operations for the nine months ended January 31, 2002 were derived largely from its recent acquisitions of Miners Fuel Company, Inc., Miners Oil Company, Inc. and Miners Environmental, Inc., (collectively "Miners Entities") completed in November 2001 and All Jersey Express, Inc. ("All Jersey") which was acquired in April 2001. The Miners Entities operate a long haul solid waste transporting operation, a fuel oil supply business and a specialty waste company in Pennsylvania and New Jersey. All Jersey is primarily in the business of transporting, via tractor-trailer, solid waste from transfer stations primarily located in New Jersey to landfills primarily located in Pennsylvania.


NOTE 3 -      Acquisition

              On November 14, 2001 the Company acquired all of the outstanding common stock of the Miners Entities for a purchase price of no less than $8,000,000 and no greater than $8,600,000 depending upon the Miners Entities earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal years 2001 and 2002. The Company accounted for the acquisition as a purchase and as such determined that $2,159,058 of the purchase price was in excess of the fair value of the net assets acquired and representative of the value ascribed to goodwill. The Miners Entities were included in consolidation as of November 14, 2001.

              Payment to the sellers was made in cash amounting to $7,823,189 and in the form of a promissory note of $176,811. The cash portion of the purchase price was financed through the sale of accounts receivable of the Miners Entities to a financial institution in the amount of $3,642,689 and through various other loan obligations to the same lender in the amount of $4,180,500. The Company also borrowed an additional $774,311 at closing from its lender for working capital purposes. The working capital loans were made pursuant to a receivable purchase facility agreement, which provides for advances to the Company against eligible receivable sold to the lender up to a maximum of $6,000,000. Such borrowings bear interest at rates ranging from 2% to 2.25% above the prime rate (4.75% at January 31,2002) and are subject to a series of financial covenants. The Company was in compliance with such covenants as of January 31, 2002. Additionally, the Company entered into a sale and leaseback transaction whereby the sellers assumed and satisfied debt related to certain equipment and leased such equipment back to the Company for a period of 36 months. This transaction is being accounted for as a capital lease. In connection with the financing, the Company incurred $152,000 of costs, which were capitalized and are being amortized over the term of the debt.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -      Acquisition (continued)

              The following unaudited pro forma consolidated results of operations are presented as if the acquisition had been made at the beginning of the respective periods.


                                                           Nine Months             Nine Months
                                                          Ended January 31,     Ended January 31,
                                                               2002                    2001
                                                           (unaudited)             (unaudited)
                                                       ---------------------   ---------------------
               Net revenues                                 $ 46,111,479            $ 44,673,547
               Loss from continuing operations
                before extraordinary item                   $ (4,271,734)           $ (6,678,322)
               Net loss                                     $ (4,271,734)           $ (4,013,164)
               Basic and diluted net loss per
                common share                                $      (0.06)           $      (0.06)


NOTE 4 -      Going Concern Consideration (See Notes 6 and 10)

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of January 31, 2002, the Company had a working capital deficit of approximately $25,601,000, an accumulated deficit of approximately $88,625,000 and a stockholders' deficit of approximately $28,160,000. In connection with financing incurred relative to the Company's original projects and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules.

              The Company's growth and development plan is based on the successful acquisition and integration of strategic businesses, which fit the Company's business model, the most recent of which involved the purchase of the Miners Entities in November 2001.

              Newark Recycling and Composting Co., Inc. ("NRCC"), a majority owned subsidiary, commenced a bankruptcy filing under Chapter 7 of the Federal Bankruptcy Code. That matter has since been converted to Chapter 11 reorganization. NRCC was indebted to VRH Construction Company (VRH) for approximately $5.7 million, to Equity Investments of Delaware (EID) on an obligation secured by NRCC's real estate for $5.1 million and owes real estate taxes of approximately $800,000. NRCC has a single asset, approximately 12 acres of undeveloped land in Newark, New Jersey which has a book value including project cost of $4.9 million. Through the bankruptcy court, NRCC has submitted a plan that will result in the 12 acre parcel being conveyed to EID free of all real estate taxes, the transfer to EID of rents received to date of $181,599, the additional payment of $125,000 to EID and a five year payout to VRH in the amount of $3,000,000 with interest accruing at 10% per annum. The effect of this settlement will be an improvement in the Company's working capital of approximately $10,000,000. The Bankruptcy Court confirmed the plan on February 27, 2002.

              The Company is having settlement discussions with the City of Miami regarding its breach of contract lawsuit, which could result in the Company's subsidiary, Bedminster Secor Services Miami
              (BSSM), being awarded damages by the City.

              The Company has also decided subsequent to January 31, 2001 to search for buyer of its property held in Miami, Florida. The effect of a sale of this non operational asset would be a further improvement to the Company's working capital. The carrying value of this asset is approximately $5,900,000 and is included in property, plant and equipment. Additionally, the Company has approximately $5,000,000 of current obligations included in notes payable and related party payables which would be settled with the proceeds from a sale.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -      Net Loss Per Common Share

              Net loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of the outstanding warrants, options, and preferred stock is antidilutive, they have been excluded from the Company's computation of loss per common share.


NOTE 6 -      Notes Payable

              At January 31, 2002, notes payable and due to related party (excluding accrued interest) consists of:


                                                     January 31, 2002
                                                    -------------------

               Related party debt                          $ 3,797,560
               Equipment financing                           4,811,314
               Mortgage - NRCC (1)                           8,686,250
               Mortgages - Miami                             5,218,673
               Term notes issued in connection
                 with acquisition                            3,825,000
               Other                                         1,971,892
                                                    -------------------

               Total debt obligations                       28,310,689
               Less current portion                         19,415,491
                                                    -------------------
                                                             8,895,198
                                                    ===================


              (1) On February 27, 2002, the Bankruptcy Court approved a plan of reorganization with respect to NRCC (see Notes 4 and 10).


NOTE 7-       Commitments and Other Contingencies

              Employment Agreements - The Company has a consulting contract with the President and Chief Executive Officer providing for a monthly fee of $30,000 through June 2003. The contract also provides for the granting of options to purchase up to 8,000,000 shares of the Company's common stock at various exercise prices if certain performance levels are achieved.

              ASI - A subsidiary of the Company, which operated a compost recycling facility in Freehold, New Jersey, has stopped accepting compost materials at the site pending the issuance of Class B and Class C recycling permits. The Company has processed all materials previously accepted at the site and intends to resume operations upon the issuance of the permits. Additionally, the Company is incurring permit application costs and may also be subject to a fine for certain alleged violations. Upon issuance of the permits, the Company intends to expand the operations at this facility.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7-       Commitments and Other Contingencies (continued)

              Litigation - One of the Company's loan holders was granted a summary judgment for 1,760,000 shares of the Company's Common Stock in penalty shares, with 60,000 shares accruing on a monthly basis pursuant to the loan agreement and $323,000 in cash. The Company is in the process of appealing the judgment.

              In the normal course of business, the Company has been named as a defendant in various matters. Management of the Company, after consultation with legal counsel, believes that the resolution of these matters will not have a material adverse affect on the financial condition, results of operations or cash flows of the Company.


NOTE 8 -      New Accounting Pronouncements

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


NOTE 9 -      Segment Information

              The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

              Segment information listed below reflects the three principal business units of the Company (as described in Note 2). Each segment is managed according to the products or services, which are provided to the respective customers, and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM uses segment information relating to the operations of each segment.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -      Segment Information (continued)

              Operating segment information for the nine months ended January 31, 2002 and 2001 is summarized as follows:

                                                   Heating oil
                                     Waste         and other       Specialty      Corporate                         Total
                                    hauling        commodities      hauling       and other      Eliminations      Company
                                  ------------    ------------    ------------   ------------    ------------    ------------
  January 31, 2002 (unaudited)
-------------------------------
Total revenues                    $ 12,832,543    $  4,468,364    $    293,340   $    237,467    $   (799,368)   $ 17,032,346
Depreciation and amortization          845,156          54,235           8,601        123,970                       1,031,962
Income from operations                 283,928         106,308          65,662     (3,557,884)                     (3,101,986)
Identifiable assets                 13,235,888       3,040,357         374,358      9,583,513      (1,026,979)     25,207,137
Capital expenditures                   595,711            --             1,221         40,607                         637,539

  January 31, 2001 (unaudited)
-------------------------------
Total revenues                    $       --      $       --      $       --     $    283,800    $       --      $    283,800
Depreciation and amortization                                                          93,112                          93,112
Income from operations                                                             (5,447,462)                     (5,447,462)
Identifiable assets                                                                20,355,524                      20,355,524
Capital expenditures                                                                  121,991                         121,991


NOTE 10 -     Subsquent Event

              On February 27, 2002 the Bankruptcy Court approved a plan of reorganization with respect to NRCC. The plan provides for the conveyance of title to the 12-acre property to EID free of all real estate taxes, the transfer to EID of rents received to date of $181,599, the additional payment of $125,000 to EID and a five-year payout to VRH in the amount of $3,000,000 with interest at 10%. The net book value of the NRCC property including project costs amounts to approximately $4,905,000 at January 31, 2002. Currently, notes payable to EID and VRH including accrued interest (approximately $2,100,000) as of January 31, 2002 was $10,800,000.
              A non-recurring gain of approximately $2,500,000 net of estimated legal costs will result from the settlement of this bankruptcy.

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

    The information set forth and discussed below for the three months and for the nine months ended January 31, 2002 and January 31, 2001 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter and nine months ended January 31, 2002 may not be indicative of results expected during the later quarters or for the entire fiscal year ended April 30, 2002.

RESULTS OF OPERATIONS

    For the quarter ended January 31, 2002 the Company's consolidated revenues increased to $14,161,882, compared to $53,566 for the quarter ended January 31, 2001 and increased to $17,032,346 for the nine months ended January 31, 2002 as compared to $283,800 for the nine months ended January 31, 2001. This increase is attributable to the acquisitions of All Jersey Express Company, Inc. ("All Jersey") in April 2001 and the Miners Entities (Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc.) in November 2001.

    Operating loss from continuing operations, including net interest expense, decreased significantly to $3,101,986 for the nine months ended January 31, 2002, as compared to $5,447,462 for the nine months ended January 31, 2001, due primarily to a significant increase in revenues. For the three month period ended January 31, 2002, which included the operations of the Company's newly-acquired subsidiaries, All Jersey and the Miners Entities, operating loss from continuing operations was $607,353 as compared to $1,421,775 for the three months ended January 31, 2001.

    In addition, for the nine months ended January 31, 2002, the Company's operating loss from continuing operations excluding depreciation and amortization decreased to $589,563 from $3,872,882 for the nine months ended January 31, 2001, and for the three months ended January 31, 2002 showed an adjusted profit of $866,641 as compared to an adjusted loss of $931,535 for the three months ended January 31, 2001.

    Interest expense was $733,086 for the three months ended January 31, 2002, as compared to $484,953 for the three months ended January 31, 2001, with the increase being directly related to the debt incurred in connection with the acquisitions of the Miners Entities. However, for the nine months ended January 31, 2002, interest expense was $1,604,118, a decrease of $25,184 from the interest expense of $1,629,302 for the nine months ended January 31, 2001.

    The Company files consolidated Federal Tax Returns for which there are net operating loss carryforwards. The Company has not recorded any income tax benefit for the quarter ended January 31, 2002. Management, at this time, cannot determine the probability if any tax benefit will be realized in future periods. At January 31, 2002, the Company has net significant operating loss carry-forwards in excess of $88,000,000, which begin to expire in 2008. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

    During the quarter and nine months ended January 31, 2002 the Company recorded accretion on its Preferred Stock of $648,570 and $1,873,746 respectively related to a mandatory redemption feature, as compared to $556,813 and $1,608,871 for the quarter and nine months ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES.

    As of January 31, 2002, the Company had cash and cash equivalents of $1,925,870, a working capital deficit of $25,600,648 and total debt of $28,310,689, including related party debt of $3,797,560, equipment financings of $4,811,314, mortgages of $11,990,417 (including approximately $8.7 million that relates to the Newark Recycling and Composting Company, Inc. ["NRCC"] property, in bankruptcy as of January 31, 2002, subsequently being transferred pursuant to a court confirmed bankruptcy plan - see note 10 to the financial statements), term notes issued in conjunction with acquisitions of $3,825,000 and other debt of $3,886,398.

    For the nine months ended January 31, 2002 the net cash used in operating activities was $1,851,125 as compared with cash used in operating activities in the prior year period of $6,261,088. This decrease in cash used in operating activities for the nine months ended January 31, 2002 as compared with the nine months ended January 31, 2001 is primarily due to the elimination of Gain in Disposal of Discontinued Operations of $1,256,083 and in Early Extinguishment of Debt of $1,650,380, partially offset by an increase in depreciation and amortization of $938,470.

    For the nine months ended January 31, 2002 the Company spent $637,539 in the purchase of property and equipment as compared to only $121,991 for the nine months ended January 31, 2001, largely to support the more substantial business operations resulting from the acquisitions of All Jersey and the Miners Entities.

    During the nine months ended January 31, 2002 the Company showed net cash provided by financing activities of $112,968 as compared to net cash used in financing activities of $15,874,976 for the nine months ended January 31, 2001 primarily relating to debt repayments made in connection with the sale of Environmental Protection & Improvement Company, Inc. ("EPIC") which also generated net cash proceeds to the Company of $29,608,515.

GOING FORWARD AND SUBSEQUENT EVENTS

    The Company's growth and development plan is based upon the successful acquisition and integration of strategic businesses which fit the Company's business model, the most recent of which involved the purchase of the Miners Entities in November 2001 - see note 3 to the financial statements included in this report, and the confirmation by the Bankruptcy Court of a Bankruptcy Plan regarding the Company's majority-owned subsidiary, Newark Recycling and Composting Company, Inc. ("NRCC") acceptable to the Company (this Plan was confirmed on February 27, 2002 - see notes 4 and 10 to the financial statements included in this report). The confirmed Bankruptcy Plan will result in a net reduction of the Company's short and long term debt and accrued interest by approximately $7,700,000 and a reduction of the Company's assets by $4,904,866, for a net benefit to the Company's working capital position of approximately $10,000,000 as well as recognizing a non-recurring gain of approximately $2,500,000, net of legal costs. As a result, the Company no longer is in default of any of its material debt obligations. In addition, the Company is having settlement discussions with the City of Miami regarding the Company's lawsuit against the City of Miami for breach of contract.

         As of January 31, 2002, the Company had $1,925,870 cash and cash equivalents remaining primarily as a result of the sale of EPIC and from continuing operations. The Company expects that these funds will be available to fund the Company's working capital needs as well as some development requirements. The Company believes that additional acquisition financing will be available as needed. However, there is no assurance that the Company would be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy would be impaired and its financial condition and results of operations would then be materially adversely affected.

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Set forth below is the current status of Legal Proceedings in which the Company is a party. A more complete description of these proceedings may be found in the Company's Form 10-KSB for its fiscal year ended April 30, 2001, Item 3 - Legal Proceedings.

The Company (through a subsidiary), as Plaintiff vs. the City of Miami, Defendant - settlement discussions are continuing.

In the remaining legal matters the Company, and/or a subsidiary, was the Defendant.

1. NuCentury Auto, Inc., Plaintiff - no change

2. Equity Investments of Delaware, Plaintiff - settled by confirmation of bankruptcy plan on February 27, 2002 (see Item 3 below and Notes 4 and 10 to the financial statements included herein).

3. Kaysons International Corp., Plaintiff - settled

4. B. Michael Pisani, Plaintiff - settled

5. Charles Lanktree & The 5'Ls Partnership LLP, Plaintiff - Plaintiff's motion for summary judgment was granted for $323,000 and 1,760,000 shares of the Company's common stock. The Company will file an appeal from this decision (see
Note 7 to the financial statements included herein).

6. Internal Revenue Service - this matter is still being negotiated with the IRS.

7. Allen Miller - Allen Miller received an arbitration award of $274,000. The Company will file an appeal from this decision.


Item 2. - Changes in Securities

          (a)      None

          (b)      None

          (c) During the fiscal quarter ended January 31, 2002, the Company issued 50,000 shares of its common stock to one person for professional services, valued at $0.29 per share.

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

          (d)  Not Applicable


Item 3. - Defaults Upon Senior Securities

As set forth in Note 6 to the financial statements of the Company's Form 10-KSB for its fiscal year ended April 30, 2001, the Company's majority-owned subsidiary, Newark Recycling and Composting Company, Inc. ("Debtor"), was involved in a Chapter 11 reorganization in bankruptcy, and was in default of various promissory notes totalling approximately $10,800,000, with accrued interest. On February 27, 2002 the Debtor's Bankruptcy Plan ("Plan") was confirmed by the Bankruptcy Court. This Plan provides that the Company shall pay all real estate taxes owed on its Newark Property (approximately $800,000) and shall transfer this Property, free from all real estate taxes, plus Property rents of $181,599 plus an additional $125,000 to Equity Investments of Delaware, Inc. ("EID"). In addition, the Company's obligation to VRH Construction Company ("VRH") in the amount of approximately $6,000,000, presently in default, is reduced to $3,000,000 to be paid out over a period of five years with interest accruing at 10% per annum. As a result of this Bankruptcy Court confirmed Plan, the Company will have cured all defaults of its material obligations.

Item 4. - Submission of Matters to a Vote of Security Holders

(a) The Company's annual meeting of shareholders was held on December 13, 2001.

(b) The following persons were elected as directors of the Company at the meeting: Charles Carson, Michael Goodman, Brian Marshall, Peter Petrillo, Marvin Roseman and John T. Shea. No other director had a term of office which continued after the meeting.

(c) Description of Matter and Votes Cast:

    Vote on Resolution # 1 - Election of Directors (all Directors received the same number of votes)

    For the resolution -       36,310,770
    Abstain            -            5,550
    Other Directors Proposed -  none


    Vote on Resolution # 2 - Reappointment of Auditors

    For the resolution     -   36,310,470
    Against the resolution -        5,150
    Abstain                -          740

    Vote on Resolution # 3 - Approval of Management Equity Plan

    For the resolution     -   36,310,470
    Against the resolution -        5,150
    Abstain                -          700


Item 5. - Other Information - None


Item 6. - (a) Exhibits                                                 None

          (b) Reports on Form 8-K

          1. On November 15, 2001 the Company filed a report on Form 8-K regarding the acquisition, on November 14, 2001, of Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc. (collectively, the "Miners Entities").

          2. On January 14, 2002 the Company filed a report of Form 8-K/A containing the Combined Financial Statements and Independent Auditors' Report for the Miners Entities as at October 31, 2001 and December 31, 2000 and the Unaudited Consolidated Pro Forma Financial Information required.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                      PHOENIX WASTE SERVICES COMPANY, INC.
March 18, 2002             (Registrant)



                           By /s/ Marvin Roseman
                              --------------------------------------
                              Marvin Roseman, Principal
                              Executive Officer and Principal
                              Financial Officer