Form 10KSB
period 2002-04-30
PHOENIX WASTE SERVICES CO INC
filed 2002-09-12
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended April 30, 2002

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934, for the transition period from _____ to ______

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
...............................................................................
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

                         $ 29,759,947

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days - $ 2,017,644 (approximate as of July 31, 2002).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1. Common Stock - 67,674,844 shares outstanding as at July 31, 2002

Documents Incorporated By Reference - See Item 13

PLEASE ADDRESS ALL CORRESPONDENCE TO:   Mark Gasarch, Esq.
                                        40 West 57th Street
                                        33rd Floor
                                        New York, New York 10019

                                     PART I

ITEM 1.
DESCRIPTION OF BUSINESS

                                   BACKGROUND

         Phoenix Waste Services Company, Inc. (the "Company"), operating through its wholly-owned subsidiaries, primarily is in the business of the transportation by tractors and trailers of solid waste from collection points to waste transfer stations and landfills. The Company was incorporated in the State of Delaware on August 28, 2000. On September 29, 2000 the Company's newly-formed subsidiary was merged in Delaware with Compost America Holding Company, Inc. ("Compost America" or "CAHC"), with the Company then changing its name to Phoenix Waste Services Company, Inc. The purpose of this merger was (1) to change the state of incorporation of Compost America from New Jersey to Delaware and (2) to change the name of the parent company from that of Compost America to that of the Company.

         Compost America had been incorporated on August 20, 1981 in the State of New Jersey under the name Alcor Energy and Recycling Systems, Inc. ("Alcor") for the purpose of designing, constructing, managing and operating resource recovery facilities. On January 23, 1995, Alcor acquired all of the outstanding shares of Compost America Company of New Jersey, Ltd. ("CANJ"), which had been incorporated on December 17, 1993 in the State of Delaware for similar purposes, and subsequently changed its name to Compost America Holding Company, Inc. The Company conducts its business through five operating subsidiaries; Miners Fuel Company, Inc., incorporated in Pennsylvania on January 6, 1984 and acquired by the Company on November 14, 2001, Miners Environmental Inc., incorporated in Pennsylvania on September 24, 1999 and acquired by the Company on November 14, 2001, Miners Oil Company, Inc., incorporated in Pennsylvania on June 28, 1996 and acquired by the Company on November 14, 2001 (Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc. are, collectively, the "Miners Entities" or "Miners"), All Jersey Express Company, Inc., incorporated in New Jersey in 1972 and acquired by the Company on April 9, 2001 and American Soil, Inc., incorporated in New York on August 6, 1986.

         The Company also has five wholly-owned and two majority-owned development subsidiaries, all presently inactive. The wholly-owned subsidiaries are: Monmouth Recycling and Composting Co., Inc., incorporated in Delaware on May 10, 1994 ("MRCINC"); Chicago Recycling and Composting Company, Inc. ("CRCC"), incorporated in Delaware on August 4, 1995; Gloucester Recycling and Composting Company, Inc., incorporated in Delaware on August 15, 1994, Garden Life Sales Company, Inc., incorporated in Delaware on March 1, 1996, and Garden Life Sales Company of Florida, Inc., incorporated in Florida. In addition, the Company owns 80.1% of Miami Recycling and Composting Company, Inc. ("MRCC"), incorporated in Delaware on November 17, 1995, which itself owns all of the outstanding common stock of Bedminster Seacor Services Miami Corporation ("Bedminster"), a Florida corporation. The Company also owns 75% of Newark Recycling and Composting Company, Inc. ("NRCC"), incorporated in Delaware on May 10, 1994, with NRCC itself owning 100% of American Bio-Ag. On June 21, 2001 NRCC was put into Chapter 7 in the United States Bankruptcy Court for the District of New Jersey, which was later converted to a Chapter 11 proceeding. The Company also owns a 24.73% interest in American Marine Rail, LLC ("AMR"), which was formed to develop a solid waste transfer station in the Bronx, New York and continues to pursue this opportunity. Unless otherwise indicated, references to the Company include the Company and all of its subsidiaries.

         On June 15, 2000, the Company sold its entire interest in its wholly-owned subsidiary, Environmental Protection & Improvement Company, Inc. ("EPIC"). Until that sale, EPIC had generated substantially all of the Company's revenues and net cash from operations.

         The Company's executive offices are located at 60 Park Place, Suite 509, Newark, New Jersey 07102. The Company's telephone number is (973) 297-5400; fax (973) 297-5454.

                             OPERATING SUBSIDIARIES

THE MINERS ENTITIES

         The Miners Entities, acquired by the Company in November, 2001, is headquartered in Tremont, Pennsylvania. Miners operates a long haul solid waste transporting business in Pennsylvania and New Jersey, a fuel supply company operating in eastern Pennsylvania and an asbestos remediation company operating between Virginia and Connecticut. Miners transports approximately 6,000 tons per day of MSW (Municipal Solid Waste) under a number of contracts in New Jersey, Maryland and Virginia. Miners employs approximately 100 drivers and operates a modern fleet of 127 owned tractors and 272 trailers, each with a capacity of approximately 20 tons. The majority of the trailers utilize hydraulic "walking floor" systems which enable MSW to be unloaded quickly and efficiently at the landfill. In the Maryland area, Miners also utilizes "tippers", which are trailers that are mechanically tipped at the landfill using large forklift-like machines. These tippers have a capacity of approximately 24 tons. Miners also subcontracts with smaller hauling companies in order to meet the capacity required to service its contracts. Miners maintains its own equipment out of two terminals located in Tremont, Pennsylvania and Baltimore, Maryland.

         Miners' customers are primarily large national waste management companies, which are increasingly choosing to focus on the operation of their own waste transfer stations and landfills, while outsourcing the transfer of MSW between these sites to reliable and regulatory compliant hauling companies such as Miners.

         Miners Oil Company, Inc. sells home heating oil retail to residential customers and sells diesel fuel and gasoline wholesale to service stations. Miners Environmental Inc. is in the business of asbestos removal.


ALL JERSEY EXPRESS COMPANY, INC.

         All Jersey Express Company, Inc. ("All Jersey"), founded in 1972 and acquired by the Company in April 2001, is headquartered in Totowa, New Jersey. All Jersey is in the business of transporting, via tractor-trailer, solid waste from transfer stations located in New Jersey to landfills located in Pennsylvania. All Jersey employs 13 drivers and operates a modern fleet of 13 tractors and 30 "walking floor" trailers. To enhance its growth over the last few years, All Jersey also has developed a network of approximately 20 owner-operators which it utilizes as subcontractors. All Jersey generates approximately 70% of its business as a subcontractor to larger waste companies with long term MSW disposal or transportation contracts. The remaining 30% is derived from direct contracts to transport other non-hazardous solid-waste such as construction and demolition debris for other customers.


AMERICAN SOIL INC.

     American Soil, Inc. ("ASI") had been operated as an outdoor composting facility located in Freehold Township, Monmouth County, New Jersey. Compost America purchased ASI in October 1996, and leases property from Freehold Township for the operation of the composting facility. ASI's authority to operate as a composting facility was revoked by the New Jersey Department of Environmental Protection ("NJDEP") in February 2000 for failure to finalize an application for a Class C Recycling Permit.

         In September 2000, ASI commenced a Site Cleanup Plan whereby approximately 24,000 yards of plastic and wood contaminated leaves and food waste inherited from the former owners of ASI was remediated and produced approximately 15,000 yards of good quality, salable compost. This remediation process is completed, and the sale of a portion of this compost accounted for ASI's revenues for the Company's fiscal year ended April 30, 2002. In addition, the Company is taking other steps to enhance ASI's business. These measures include (i) preparing and filing a Class B Recycling Permit Application with the NJDEP to allow the processing of tree trimmings up to 12" in diameter, (ii) processing and filing a Class C Recycling Permit Application with the NJDEP to allow for the processing of yard waste, paper products and food waste, (iii) obtaining the approval of the Monmouth County (NJ) Board of Chosen Freeholders for an amendment to the Monmouth County Solid Waste Management Plan to enlarge ASI's Freehold Site and (iv) submittal of a request to the NJDEP for the granting of limited operational authority to process grass and wood waste and collect and store leaves pending approval of the Class B and Class C Permits.

REGULATION

         Miners Fuel Company, Inc. ("Miners Fuel") and All Jersey operate under the authority of the New Jersey Department of Environmental Protection Solid Waste Division and the United States Department of Transportation ("USDOT"). Miners Fuel also operates under the authority of the Pennsylvania Department of Environmental Protection, the Pennsylvania Public Utility Commission ("PAPUC") and the State of Delaware Department of Natural Resources and Environmental Control ("DDNREC"). As a supplier of oil and fuel to both private and commercial customers, Miners Oil Company, Inc. operates under the authority of the USDOT, PAPUC and the Pennsylvania Department of Revenue Bureau of Motor Fuels Tax. Miners Environmental, Inc. is regulated under the New York State Department of Environmental Conservation, the DDNREC and the USDOT. While the relationships between the Miners Entities and All Jersey and these regulatory authorities has been good, any change in regulations, or adverse ruling, could have a negative impact upon the Company's business.

         ASI operates under the authority of the New Jersey Department of Environmental Protection ("NJDEP"). ASI was issued a letter by the NJDEP confirming that its application for Class B and Class C Recycling Permits is administratively complete and was being assigned for technical review.

COMPETITION

         The solid waste transportation industry is very competitive. The Company competes with larger, well financed waste management companies, smaller "mom and pop" hauling operations, industrial companies handling their own waste collection and disposal, municipalities, and other regional governmental authorities. The municipalities and other regional governmental authorities can sometimes offer lower direct charges to the customer for the same service by subsidizing the cost of services through the use of tax revenues and tax-exempt financing.

         Operating costs, disposal costs and collection and disposal fees vary widely throughout the geographic area in which the Company operates. Prices charged by the Company vary locally, and the Company faces intense competition for both the quality of service and pricing considerations. From time to time, competitors may reduce the price of their services and accept lower profit margins in an effort to expand or maintain market share or to successfully obtain competitively bid contracts. Competitors in one region may, in fact, be customers in another region. For the year ended April 30, 2002, two of the Company's customers accounted for approximately 61% of its revenues.

EMPLOYEES

         The Company and its subsidiaries have approximately 166 full-time employees, of whom approximately 30 may be categorized as executive and administrative and the balance as truckers, maintenance and security. All employees are non-union.

ITEM 2.
DESCRIPTION OF PROPERTIES

         The Company leases its 2,719 square feet of executive, finance and accounting offices at 60 Park Place, Suite 509, Newark, New Jersey 07102, from an unaffiliated party for a term of five years through November 2005 at an annual rent of $44,863.50 increasing to $50,301.50 after two years, plus utilities.

         On March 29, 1996 the Company purchased 40.1 acres in northwest Miami/Dade County, Florida. The Company has executed an agreement to sell this property and the net proceeds from this sale, expected to be approximately $4.2 million, will be used to pay off liabilities against the property. A closing is anticipated in September.

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

         Miners Fuel Company, Inc. owns three properties as follows:

         (1) Approximately 12.25 acres having an address of U.S. Route 209, Tremont, Pennsylvania improved with a 14,304 square foot industrial facility with approximately 2,188 square feet of office space which is used as the headquarters for the Miners Entities. This property currently is unencumbered.

         (2) Approximately 23.9 acres having an address of U.S. Route 209 and Interstate 81, Tremont, Pennsylvania, improved with a fuel island which contains five pumps, a loading inlet, concrete serving pads and a concrete spill dike. There is a large paved area surrounding the fuel island and a large stone lot currently utilized for the storage of trailers. This property currently is unencumbered.

         (3) Approximately 1.6 acres of property having an address of Middle Street, Frackville Borough, Pennsylvania, improved with various buildings. There is a four and a two unit apartment building and six other structures containing approximately 19,652 square feet. This space is mainly warehouse/garage space, along with approximately 1,495 square feet of office space and 1,465 square feet of apartment space. Six of the seven apartment units on this property are rented, all on a month-to-month basis with no lease agreement, three for $380 per month, two for $390 per month and one for $180. This property is encumbered by a mortgage in the amount of $490,561.

         Miners Fuel Company, Inc. also leases property at the Baltimore Terminal in Baltimore, Maryland as a storage and staging area for its vehicles. The leased premises consists of a garage, parking area and office space. The lease is for a three year term through September 2004 at a monthly rental of $3,500 increasing by 3% in September 2002. Miners also leases an additional parking area across the street from the premises for $1,000 per month.

         Miners Oil Company, Inc. owns approximately .89 acres having an address of Railroad and Martin Streets, Donaldson, Pennsylvania, improved with two buildings. One building contains 1,767 square feet of warehouse space and 1,364 square feet of office space. The second building is a metal panel garage with 3,024 square feet of building area. The property currently is unencumbered. This property currently is leased for a one year term ending April 15, 2003 for $850 per month with the lessee having the right of first refusal to purchase the property should it be sold.

         All Jersey operates its business out of rented space at 888 Julia Street, Elizabeth, New Jersey, on a month-to-month lease at $1,300 per month. This location contains three offices of approximately 500 square feet, 20,000 square feet of garage space and approximately one and one-half acre of parking space for All Jersey's 13 tractors and 30 trailers, when not in use.

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

         On April 23, 2002 the Circuit Court for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida granted the motion of the defendant City of Miami for summary judgment, upon the grounds of sovereign immunity, against the Company on all counts, except for the Company's claim that the City of Miami had wrongfully converted a $1,000,000 payment made by the Company to the City. Subsequently the City moved to have the Company's conversion claim dismissed, and this motion is pending. The Company's motion to amend its complaint against the City to add a claim for breach of contract was denied, and the Company is appealing this ruling.

         The material legal proceedings in which the Company is involved as a defendant are as set forth below.

1. NuCentury Auto, Inc., Plaintiff, v. Compost America Holding Company, Inc. and Chicago Recycling and Compost Company, Inc., Defendants, filed on February 28, 1998 in the Circuit Court of the Twelfth Judicial Circuit, Will County, State of Illinois, Docket # 99 L 129.

         This is a claim against the Company for $266,256 plus interest and costs (for a total estimated at $300,000 plus) for site development work performed on behalf of the Company in Riverside, Illinois. The Company has filed an answer in this matter, and intends to defend this matter vigorously. A case management conference was held on August
         14, 2002, and a possible settlement is being negotiated.

2. Charles Lanktree and The 5 L's Partnership, LLP, Plaintiff, v. Compost America Holding Company, Inc., Defendant, filed June, 2000 in the Superior Court of New Jersey, Essex County. This is a claim for breach of contract seeking damages of $323,000 plus interest, plus 690,000 shares of the Company's common stock, increasing monthly, based upon an alleged breach of contract by the Company. The plaintiff's motion for summary judgment for the $323,000 and for 1,760,000 "penalty shares" was granted, and the Company has appealed.

         The status of other material claims involving the Company is as follows:

3. Internal Revenue Service. The Internal Revenue Service ("IRS") has noticed the Company of its claim for $61,000 in penalties and interest and $20,000 in back taxes. The Company contends that it already has paid the $20,000 in back taxes. The IRS is demanding payment and the Company is seeking to appeal this demand.

4. Allen Miller v, Compost America Holding Company, Inc., filed September 2000 is a claim before the American Arbitration Association for breach of an employment contract. Mr. Miller claimed he was due $345,416.67 in salary and $70,779.69 in interest. On December 7, 2001 he was awarded $274,000 in an arbitration proceeding and the Company appealed. The matter was settled for $157,500.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

                                     PART II


ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since June 15, 2000, the Company's common shares have traded on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD") under the symbol "CAHC", through September 29, 2000, and thereafter under the symbol "PXWS". During the period October 7, 1999 through June 14, 2000, when the Company was delinquent in its filings with the Securities and Exchange Commission ("SEC"), this Company's common shares were traded on the "pink sheets".

         The following table shows, for the calendar periods indicated, the range of reported high and low bid quotations for these shares. Such prices reflect inter dealer prices, without retail mark up, mark down or commission and may not necessarily represent actual transactions.


                           Quarterly Common Stock Price Range

                                 HIGH BID    LOW BID
                                 --------    -------
2000/2001:
Quarter ended 7/31..............  $0.58       $0.20
Quarter ended 10/31.............  $0.19       $0.09
Quarter ended 1/31..............  $0.13       $0.07
Quarter ended 4/30..............  $0.30       $0.07

2001/2002:
Quarter ended 7/31............    $0.48       $0.22
Quarter ended 10/31...........    $0.41       $0.21
Quarter ended 1/31............    $0.44       $0.21
Quarter ended 4/30............    $0.30       $0.17


     As of July 31, 2002 there were approximately 414 holders of record of the shares of the Company's Common Stock.

         To date, the Company has not paid any cash or other dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. Moreover, the Company's ability to pay dividends on its Common Stock in the future will be limited by preferred stock issuances and may be limited by future preferred stock issuances or by lenders.

         During the fiscal quarter ended April 30, 2002, the Company issued 50,000 shares of its common stock, without registering the securities under the Securities Act of 1933, as amended, to one individual for services rendered valued at $0.26 per share. There were no underwriters involved in the transaction, and no underwriting discounts or commissions. In light of the small number of purchasers and that all securities issued were restricted against subsequent transfer, the Company believes that this issuance of securities was effected under an exemption provided by Section 4(2) of the Securities Act of 1933, as amended, being sales by an issuer not involving a public offering.


ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         For the fiscal year ended April 30, 2002 the Company's consolidated revenues increased to $29,759,947, compared to $564,483 for the year ended April 30, 2001. This increase is attributable to the acquisitions of All Jersey Express Company, Inc. ("All Jersey") in April 2001 and the Miners Entities (Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc.) in November 2001.

         Operating loss from continuing operations, including net interest expense, decreased to $8,849,998 for the year ended April 30, 2002, as compared to $10,777,816 for the year ended April 30, 2001. However, EBITDA (earnings before interest, taxes, depreciation and amortization) decreased to a loss of $4,072,462 for the year ended April 30, 2002 from a loss of $8,041,677 for the year ended April 30, 2001, primarily because of the significant increase in revenues. Eliminating the one-time provision for impairment of $3,881,221 for the fiscal year just ended, relating to the Miami project, and the provision for impairment of $2,114,000 for the prior fiscal year, relating to the Company's investment in American Marine Rail, LLC, the Company's EBITDA decreases to a loss of only $191,241 for the fiscal year just ended, as compared to a loss of $5,927,677 for the prior fiscal year. Interest expense (net) for the fiscal year just ended decreased slightly to $2,153,752 from $2,568,548 for the prior fiscal year.

         The Company files consolidated Federal Tax Returns for which there are net operating loss carryforwards. The Company has not recorded any income tax benefit for the year ended April 30, 2002. Management, at this time, cannot determine the probability if any tax benefit will be realized in future periods. At April 30, 2002, the Company has significant operating loss carry-forwards of approximately $70,000,000, which expire between 2009 and 2022. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given year in the event of significant changes in ownership.

         During the year ended April 30, 2002 the Company recorded accretion on its Preferred Stock of $2,547,586 related to a mandatory redemption feature, as compared to $2,187,298 for the year ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2002, the Company had cash and cash equivalents of $913,246, a working capital deficit of $22,175,000 and total debt of $23,148,252 ($20,276,051 current), including related party debt of $2,806,922 ($1,693,252 current) and $4,911,689 accounts receivable financing (current). In addition, the Company had obligations under capital leases of $4,795,598 (of which $2,751,441 is current and $1,640,767 is due to related parties). As of April 30, 2002 the Company was in default of $12,832,160 of its notes payable and was overadvanced on its accounts receivable financing by approximately $2.2 million (approximately $1.0 million at present).

         For the year ended April 30, 2002 the net cash used in operating activities was $4,973,351 as compared with cash used in operating activities in the prior year of $6,666,806. This decrease in cash used in operating activities for the year ended April 30, 2002 as compared with the year ended April 30, 2001 is primarily due to the decrease in Loss from Continuing Operations from $9,082,253 down to $4,983,503.

         For the year ended April 30, 2002 the Company spent $639,013 in the purchase of property and equipment as compared to none for the year ended April 30, 2001, largely to support the more substantial business operations resulting from the acquisitions of All Jersey and the Miners Entities.

         During the year ended April 30, 2002 the Company showed net cash provided by financing activities of $2,123,684 as compared to net cash used in financing activities of $14,263,282 for the year ended April 30, 2001, primarily relating to debt repayments made in connection with the Company's sale of Environmental Protection & Improvement Company, Inc. ("EPIC") which also generated net cash proceeds to the Company of $27,462,312.

GOING FORWARD AND SUBSEQUENT EVENTS

The Company's growth and development plan has been based upon the successful acquisition and integration of strategic businesses which fit the Company's business model, including the acquisition of All Jersey Express Company, Inc. in April 2001 and the acquisition of the Miners Entities in November 2001. These two acquisitions should bring the Company's annualized sales to an amount of approximately $60,000,000 before consolidation with the Company and its other subsidiaries and any future acquisitions which may be made. However, subsequent to its fiscal year end, in June 2002 the principal financial institution that provided various loans and an accounts receivable lending facility to the Company was closed by state banking authorities. For this reason the Company has been forced to seek new banking relationships to provide alternative financing for current obligations and for future acquisitions. In addition, over advances on its accounts receivable financing (see above) and the failure of the financial institution has resulted in the Company not being in compliance with certain of its lending agreements and in a restructuring of the Company's accounting and management procedures as they relate to the Miners Entities (See Notes 7 and 17 to the Consolidated Financial Statements herein).

         As of April 30, 2002, the Company had $913,246 in cash and cash equivalents remaining primarily from continuing operations. The Company acknowledges that it will need additional funds to finance its working capital needs as well as its development and acquisition requirements. There is no assurance that the Company would be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to implement its growth strategy would be impaired and its financial condition and results of operations would be materially adversely affected. (See Note 4 to the Consolidated Financial Statements herein).

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         This annual report includes forward looking statements which involve risks and uncertainties. Such statements can be identified by the use of forward-looking language such as "will likely result", "may", "are expected to", "is anticipated", "estimate", "believes", "projected", or similar words. All statements other than statements of historical fact included in this section, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company's actual results could differ materially from those anticipated in any such forward-looking statements as a result of various risks, including, without limitation, the dependence on a single line of business; the failure to close proposed financing; rapid technological change; change in permitting and environmental regulations; inability to attract and retain key personnel; the potential for significant fluctuations in operating results; the loss of a major customer; and the potential volatility of the Company's common stock.

ITEM 7.
FINANCIAL STATEMENTS

(a)      Consolidated Balance Sheet as of April 30, 2002

(b) Consolidated Statements of Operations for the fiscal years ended April 30, 2002 and April 30, 2001

(c) Consolidated Statements of Redeemable Preferred and Common Stocks and Stockholders' Deficiency for the fiscal years ended April 30, 2002 and April 30, 2001

(d) Consolidated Statements of Cash Flows for the fiscal years ended April 30, 2002 and April 30, 2001

(e)      Notes to Consolidated Financial Statements

ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

         Directors and Executive Officers

         The following persons were executive officers, significant employees and directors as at July 1, 2002.


   NAME                            AGE       POSITION(S)
----------------                   ---       ---------------------------------

Marvin H. Roseman                  73        President, Principal Financial
                                             Officer, Principal Accounting
                                             Officer, Treasurer, Director

Richard L. Franks                  59        Vice President and General
                                             Counsel, Secretary

Louis Aboyoun                      46        President of All Jersey Express
                                             Company

Jeffrey Parker                     45        President of the Miners Entities

Charles R. Carson                  56        Director

Michael Goodman                    38        Director

Brian Marshall                     28        Director

Peter Petrillo                     42        Director

John T. Shea                       52        Director

         The Company's by-laws provide that the Directors of the Company shall serve until the next annual meeting of shareholders and until their successors are duly appointed and qualified. All officers serve at the pleasure of the Board of Directors. A Stockholders Agreement and a Director Appointment Agreement among the Company and certain principal stockholders of the Company requires support of the election of certain nominees of Wasteco Ventures Limited (currently Michael Goodman, Brian Marshall and Peter Petrillo) to the Company's Board of Directors. During the fiscal year ended April 30, 2002, five directors' meetings were held. No current director attended fewer than 75% of such meetings. The board of directors has an audit committee consisting of Charles R. Carson (Chairman) and Peter Petrillo and a Compensation Committee consisting of Peter Petrillo (Chairman), Marvin H. Roseman, Richard L. Franks and Michael Goodman.

         From April 1999 through November 2001 the Company had been managed by an Office of the President, which position, from August 1999 through June 2001, was held by two consultants, Christopher J. Daggett and Marvin H. Roseman and, from July 2001 through November 2001, by Marvin H. Roseman alone. On November 20, 2001 the Office of the President was abolished, and Marvin H. Roseman was appointed the Company's President and Chief Executive Officer.

                  OFFICERS, SIGNIFICANT EMPLOYEES AND DIRECTORS

MARVIN H. ROSEMAN - PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Marvin H. Roseman joined the Company's Office of the President and became the Company's Principal Financial Officer and a director in April 1999. In July, 2001, he added the titles of Principal Accounting Officer and Treasurer and in November 2001 the Office of the President was abolished and he became the Company's President and Chief Executive Officer. From 1994 through the present, Mr. Roseman is the President of Bentley, King Associates, a business consulting firm located in Las Vegas, Nevada.

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

LOUIS ABOYOUN - PRESIDENT OF ALL JERSEY EXPRESS COMPANY, INC.

         Louis Aboyoun has been the President of All Jersey Express Company, Inc. since All Jersey was acquired by the Company in April 2001. Prior thereto he was the vice-president of All Jersey.

JEFFREY PARKER - PRESIDENT OF THE MINERS ENTITIES

         Jeffrey Parker has been the President of the Miners Entities since their inception in the mid-1990's and has remained their President after the Miners Entities were acquired by the Company in November 2001.

CHARLES R. CARSON - DIRECTOR

         Charles R. Carson became a director of the Company in November, 1997. He has been a senior adviser to The Nassau Group, Inc., a financial adviser for mergers and acquisitions, since May 2002. Prior thereto, he was a principal of Churchill Capital, Inc. since February 1999. From 1985 through 1999, Mr. Carson was a Partner at Quirk, Carson, Peppet, Inc., which advised investment bankers and management consultants to small and mid-sized companies in the environmental/waste management industry.

MICHAEL GOODMAN - DIRECTOR

         Michael Goodman has been a Managing Director at Wafra Partners LLC, an affiliate of W-L Associates, LLC, in New York City, since August 2000. From July 1998 through July 2000 he was a principal of Equinox Investment Partners, LLC, a private investment company in Darien, Connecticut. From January 1986 through June 1998, when he joined Equinox, Mr. Goodman was a vice-president at Chase Manhattan Bank in New York City. Mr. Goodman has been a director of the Company since 2000.

BRIAN D. MARSHALL - DIRECTOR

         Brian D. Marshall is a Vice President at Wafra Partners LLC, an affiliate of W-L Associates, LLC, in New York City. From 1996 through April 1999, when he joined Wafra, Mr. Marshall was in the investment banking group of Prudential Securities Incorporated in New York City. Prior to 1996 he was a student at the Wharton School of the University of Pennsylvania. Mr. Marshall has been a director of the Company since 2000.

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

         The Company does not believe that any reporting person failed to file in a timely fashion any report required by section 16(a) of the Securities Exchange Act of 1934, as amended, for the fiscal year ended April 30, 2002.


ITEM 10.
EXECUTIVE COMPENSATION

         (b) SUMMARY COMPENSATION TABLE



Name                     Annual Compensation                                         All
and                  Fiscal                            Other               Long-     Other
Principal             Year                             Annual              Term      Compen-
Position             Ended          Salary         Bonus     Comp.         Comp.     sation
----------          -------        -------        -----     ------         -----     -------
Marvin H.           4/30/02        $290,000       none      $200,493(2)    none      none
Roseman,            4/30/01        $240,000       none      $175,592(2)    none      none
CEO and             4/30/00        $320,000(1)    none      $145,793(2)    none      none
President

Richard L.          4/30/02        $233,538       none      $148,096(2)    none      none
Franks,             4/30/01        $192,000       none      $121,107(2)    none      none
VP and Sec.         4/30/00        $236,307(3)    none      $ 72,000(2)    none      none

Louis               4/30/02        $150,000(4)    none      none           none      none
Aboyoun,            4/30/01        $150,000       none      none           none      none
Pres. of            4/30/00        $ 92,000       none      none           none      none
All Jersey

Jeffrey             4/30/02        $150,000(5)    none      none           none      none
Parker,             4/30/01        $117,500       none      none           none      none
Pres. of            4/30/00        $ 75,000       none      none           none      none
Miners Entities

Christopher         4/30/02        $160,000       none      $4,062         none      none
Daggett,            4/30/01        $240,000       none      $5,173         none      none
former Off.         4/30/00        $320,000(1)    none      $13,371        none      none
of the Pres.

(1) Paid as a Consulting Fee. Includes $80,000 paid for services rendered during the prior fiscal year.

(2)      Primarily reimbursement for living and related expenses.

(3) Includes $44,307 paid for services rendered during the prior fiscal year.

(4)      Acquired by the Company in April 2001.

(5)      Acquired by the Company in November 2001.


         (c) OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                    Number of         %age of
                    Shares            Total
                    Under-            Options
                    lying             Granted
                    Options           in Fiscal     Exercise or Base         Expiration
Name                Granted           Year           Price Per Share            Date
-------             ---------         ---------     ----------------        ------------
M. Roseman          4,800,000           57%                $0.23              Dec. 13, 2005
R. Franks           3,000,000           36%                $0.23              Dec. 13, 2005
L. Aboyoun            none              n/a                 n/a                   n/a
J. Parker             none              n/a                 n/a                   n/a
C. Daggett            none              n/a                 n/a                   n/a


         (d) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

                                                           Number of           Value of
                                                          Shares Under        Unexercised
                                                          Unexercised         In-the-Money
                  Shares                                   Options at          Options at
                  Acquired            Value               FY-End; Exer/       FY-End; Exer/
Name              On Exerc.           Realized            non-Exer'able     Non-Exer'able (1)
-------           ---------           --------            -------------     -----------------
M. Roseman          none                none                6,000,000           $564,000
R. Franks           none                none                1,200,000           $150,000
L. Aboyoun          none                none                none                n/a
J. Parker           none                none                none                n/a
C. Daggett          none                none                1,200,000           $324,000


(1) The market price of the Company's common stock as at its April 30, 2002 fiscal year end was $0.28 per share.

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

         The Company entered into an employment agreement with Richard L. Franks, the Company's Vice President, Secretary and General Counsel, for a five year term effective February 1, 1999. The agreement calls for an annual salary of $192,000, which annual salary was increased to $250,000 effective December 1, 2001.

         Effective June 29, 2000, the Company entered into a Consulting Agreement with Bentley King Associates, Inc. which provided for the Company obtaining the consulting services of its President, Marvin H. Roseman, for a three year term, during which term Mr. Roseman will be a member of the Company's Office of the President, for a monthly fee of $20,000, plus options granted to Bentley King Associates, Inc. to purchase 1,200,000 shares of the Company's common stock at $0.01 per share for a period of ten years. In November 2001 the Office of the President was abolished, and Mr. Roseman became the President of the Company. Effective December 1, 2001, the consulting fee paid to Bentley King Associates, Inc. for the services of Mr. Roseman was increased to $30,000 per month.

         Effective June 29, 2000, the Company entered into a Consulting Agreement with Chadwick Partners, LLC which provided for the Company obtaining the consulting services of its President, Christopher J. Daggett, for a three year term, during which term Mr. Daggett will be a member of the Company's Office of the President, for a monthly fee of $20,000, plus options granted to Chadwick Partners, LLC to purchase 1,200,000 shares of the Company's common stock at $0.01 per share for a period of ten years. This agreement (but not the options) later was terminated effective June 30, 2001 and Chadwick Partners LLC was paid a termination fee of $120,000.

         (h) REPORT ON REPRICING OF OPTIONS/SARS - none


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's only class of voting securities is its Common Stock.

         The following table sets forth, as of July 1, 2002, all persons known by the Company to be a beneficial owner of more than five percent of the Company's Common Stock and the Common Stock ownership in the Company, directly or indirectly, by each of its directors and executive officers and by all directors and executive officers of the Company as a group.

                                                    Amount and
                                                    Nature of
Name and Address                                    Beneficial      Percent of
of Beneficial Owners (1)                            Ownership         Class

Louis Aboyoun                                         none            none
 883 Julia Street
 Elizabeth, NJ 07203
 (President of All Jersey Express)

Charles R. Carson                                 238,334 (2)         0.4%
 590 Madison Avenue, 38th fl.
 New York, NY 10022
 (Director)

Richard L. Franks                                 3,217,000 (3)       4.6%
 One Gateway Center, 25th fl.
 Newark, NJ 07102
 (Vice President, Secretary)

Michael Goodman                                       none            none
 345 Park Avenue, 41st fl.
 New York, NY 10154
 (Director)

Brian D. Marshall                                     none            none
 345 Park Avenue, 41st fl.
 New York, NY 10154
 (Director)

Jeffrey Parker                                        none            none
 284 SR 209 Highway
 Tremont, PA 17981
 (President of the Miners Entities)

Peter Petrillo                                        (4)             none
 345 Park Avenue, 41st fl.
 New York, NY 10154
 (Director)

Marvin H. Roseman                                 6,000,000 (5)       8.2%
 7960 Castle Pines Avenue
 Las Vegas, NV 8913
 (President, Treasurer,
  Director)

John T. Shea                                         none             none
 50 Broad Street
 New York, NY 10004
 (Director)

W-L Associates, LLC                               33,580,105 (4)      49.8%
 c/o Wasteco Management Corp.
 c/o Corporation Service company
 1013 Centre Road
 Wilmington, DE 19805

Officers and Directors                            41,835,439 (6)      55.4%
As A Group (9 Persons)

-------------------

(1) Unless otherwise indicated, each person named in the table exercises sole voting and investment power with respect to all shares beneficially owned.

(2) Includes 238,334 shares which may be acquired by Mr. Carson within sixty days upon the exercise of options.

(3) Includes 3,000,000 shares which may be acquired by Mr. Franks within sixty days upon the exercise of options.

(4) Peter Petrillo, as the sole officer and director of the manager of W-L Associates, LLC, controls the voting of W-L Associates, LLC. Mr. Petrillo holds no Common Shares or options or warrants to acquire Common Shares in his own name.

(5) Includes 4,800,000 shares which may be acquired by Mr. Roseman within sixty days upon the exercise of options. Includes 1,200,000 shares which may be acquired by Bentley King Associates, Inc. within sixty days upon the exercise of options. Marvin H. Roseman is the President of Bentley King Associates, Inc.

(6) Includes 8,038,334 shares which may be acquired within sixty days upon the exercise of options and warrants. As at July 1, 2002, the Company had 67,424,844 shares outstanding. An additional 22,799,445 shares were subject to acquisition within sixty days upon the exercise of options and warrants, for a total of 90,224,289 shares as at July 1, 2002.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The employment agreement of Richard L. Franks and the Consulting Agreements with Bentley King Associates, Inc. (Marvin H. Roseman) and Chadwick Partners, LLC (Christopher J. Daggett) and the Termination Agreement with Chadwick Partners, LLC are set forth in Item 10 above.

         In June 2000, Churchill Capital, Inc., of which Charles Carson, a Director of the Company, is a principal, was paid a fee of $790,000 for their assistance in arranging for the sale of EPIC. In June 2000 Mr. Carson was paid $72,600, and an additional $57,000 during the fiscal year just ended. He is still owed approximately $70,000, for financial advisory services provided in prior years by Quirk, Carson & Peppet, of which Mr. Carson was a principal.

         In May and July 2001, John T. Shea, a Director of the Company, was paid a total of $5,524 for consulting services previously rendered.

         As a part of the purchase of All Jersey, the Company is indebted to Louis Aboyoun, President of All Jersey, in the amount of $850,000, due April 8, 2004, with interest payable monthly at 10% per annum.

         Prior to the purchase of All Jersey, the Company had received advances from LENCO, unsecured, in the amount of $430,426 as at April 30, 2002, with interest accruing at 10% per annum. Louis Aboyoun, President of All Jersey, is a part-owner of LENCO.

         In April, 2002, an affiliate of W-L Associates, LLC, made a loan to the Company in the amount of $1,200,000 due December 31, 2002 with interest at 12% per annum.

         As a part of the purchase of the Miners Entities, Jeffrey Parker, President of the Miners Entities, was paid approximately $60,000 upon the collection of doubtful receivables of the Miners Entities.

         After the closing of the purchase of the Miners Entities in November 2001, the Company and Jeffrey Parker, President of the Miners Entities, entered into a sale-leaseback arrangement whereby the Company sold to Parker certain equipment used in waste hauling for $1,932,000 and leased this equipment back for a three year term for lease payments totaling $2,175,660, including $172,283 of interest. The Company believes the terms of this transaction to be fair to the Company.

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

(2) Incorporated by Reference to Report on Form 8-K/A dated June 15, 2000 and filed June 21, 2000

(3) Incorporated by Reference to Report on Form 8-K dated July 19, 2000 and filed July 19, 2000

(4) Incorporated by Reference to Definitive Proxy Statement dated September 7,2000 and filed September 7, 2000

         (b) Reports on Form 8-K during the last quarter

         1. A report on Form 8-K was filed on April 11, 2002 to report events on April 10, 2002; the closing of the plan of reorganization of the Company's majority-owned subsidiary, Newark Recycling and Composting Company, Inc., previously confirmed by the Bankruptcy Court in Newark, New Jersey.

         2. A report on Form 8-K was filed on April 18, 2002 to report events on April 11, 2002; the entering into a Stock Purchase Agreement with Lester Bulawa and Urszula Bulawa for the Company to purchase from them all of the outstanding shares of LU Transport Inc.

                      PHOENIX WASTE SERVICES COMPANY, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                          INDEPENDENT AUDITORS' REPORT

                                 APRIL 30, 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                           Page

Independent Auditors' Report                                                F-1

Consolidated Balance Sheet                                               F-2-F3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Redeemable Preferred and Common
 Stock and Stockholders' Deficit                                            F-5

Consolidated Statements of Cash Flows                                   F-6-F-7

Notes to Consolidated Financial Statements                             F-8-F-27

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Phoenix Waste Services Company, Inc.

We have audited the accompanying consolidated balance sheet of Phoenix Waste Services Company, Inc. and Subsidiaries (the "Company") as of April 30, 2002, and the related consolidated statements of operations, redeemable preferred and common stock and stockholders' deficit, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phoenix Waste Services Company, Inc. and Subsidiaries as of April 30, 2002, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, as of April 30, 2002, the Company has a working capital deficit, an accumulated deficit and a stockholders' deficit, has incurred losses since its inception, its primary lender has been closed by the Connecticut Department of Banking and is in default of the majority of its loan agreements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Further, the Company's growth strategy will require substantial additional funds. Management's plans in regard to these matters are also described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 7 to the consolidated financial statements, the Company is in violation of its Receivable Purchase Facility Agreement with its primary lender due to events described in Note 7. The accompanying consolidated financial statements do not include any adjustments that might result from the resolution and settlement of the violations.

Roseland, New Jersey
August 9, 2002 except for Note 17, as
to which the date is September 10, 2002

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2002

                                     ASSETS

Current assets
 Cash and cash equivalents                                           $   913,246
 Accounts receivable, net of allowance for doubtful accounts of
  approximately $18,600 in 2002                                        3,181,358
 Accounts receivable, related party                                       54,452
 Unbilled accounts receivable                                            547,829
 Prepaid expenses                                                        618,058
 Other current assets                                                    256,738
                                                                     -----------
   Total current assets                                                5,571,681
                                                                     -----------
Property, plant and equipment, net                                    10,735,749
                                                                     -----------
Other assets
 Intangible assets, net                                                1,603,149
 Goodwill                                                                713,732
 Land held for sale (Notes 4)                                          4,030,871
 Restricted cash                                                         306,418
 Due from related party                                                  394,554
 Other                                                                   244,098
                                                                     -----------
   Total other assets                                                  7,292,822
                                                                     -----------
                                                                     $23,600,252
                                                                     ===========




                     LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
 Notes payable, current portion (Note 8)                             $13,671,110
 Accounts receivable financing (Note 7)                                4,911,689
 Due to related parties, current portion (Note 12)                     1,693,252
 Obligations under capital lease, current portion (Note 6)             2,133,513
 Obligations under capital lease to related party, current
  portion (Note 12)                                                      617,928
 Accounts payable                                                      1,579,531
 Accounts payable, related party (Note 12)                               102,508
 Accrued interest                                                        496,534
 Accrued expenses                                                      2,540,941
                                                                     -----------
   Total current liabilities                                          27,747,006
                                                                     -----------
Long-term liabilities
Notes payable, less current portion (Note 8)                           1,758,531
Due to related parties, less current portion (Note 6)                  1,113,670
Obligations under capital lease, less current portion                  1,021,318
Obligations under capital lease to related party, less current
  portion (Note 12)                                                    1,022,839
                                                                     -----------
   Total long-term liabilities                                         4,916,358
                                                                     -----------




          See accompanying notes to consolidated financial statements.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                                 April 30, 2002

               LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

Redeemable preferred and common stock
 Series A Preferred, 169,000 shares authorized, issued,
  and outstanding (liquidation value of $19,378,049)                $ 11,147,361
 Series B Preferred, 400,000 shares issued,
  and outstanding (liquidation value of $1,303,308)                    1,240,000
 Series C Preferred, 91,000 shares authorized, issued,
  and outstanding (liquidation value of $9,100,000)                    6,910,134
 Series D Preferred, 17,500 shares authorized, 8,771 issued,
  and outstanding (liquidation value of $1,005,709)                      559,307
 Common stock, $.001 par value; 553,386 shares issued
  and outstanding (liquidation value of $1,770,836)                    1,770,836
                                                                    ------------
   Total redeemable preferred and common stock                        21,627,638
                                                                    ------------
Commitments and contingencies
Stockholders' deficit
 Preferred stock, $.001 par value, 25,000,000 shares authorized
 Preferred stock Series B, Convertible, $.001 par value,
  5,000,000 shares
  authorized, 1,000 shares issued and outstanding                          2,500
 Common stock, no par value, 200,000,000 shares authorized,
  67,071,458 shares issued                                            47,851,613
 Additional paid-in capital                                           14,063,580
 Accumulated deficit                                                 (91,181,108)
 Treasury stock, 1,158,837 common shares, at cost                     (1,427,335)
                                                                    ------------
   Total stockholders' deficit                                       (30,690,750)
                                                                    ------------
                                                                    $ 23,600,252
                                                                    ============




          See accompanying notes to consolidated financial statements.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        Years Ended April 30,
                                                         2002           2001
                                                      -----------   ------------
Revenues                                              $29,759,947   $    564,483
                                                      -----------   ------------
Costs and expenses
 Operating                                             21,831,851         57,771
 Selling, general and administrative                    8,119,337      6,434,389
 Depreciation and amortization                          2,616,415        157,566
 Provision for impairment (Note 14 and 15)              3,881,221      2,114,000
                                                      -----------   ------------
                                                       36,448,824      8,763,726
                                                      -----------   ------------
Operating loss from continuing operations              (6,688,877)    (8,199,243)
                                                      -----------   ------------
Other expenses
 Interest expense, net                                  2,153,752      2,568,548
 Other                                                      7,369         10,025
                                                      -----------   ------------
                                                        2,161,121      2,578,573
                                                      -----------   ------------
Loss from continuing operations before
  discontinued operations and extraordinary item       (8,849,998)   (10,777,816)
                                                      -----------   ------------
Discontinued operations (Note 2)
 Loss from operations                                                   (223,221)
 Gain on disposal                                                      1,437,998
                                                      -----------   ------------
                                                               --      1,214,777
                                                      -----------   ------------
Extraordinary item, gain on extinguishment of
  debt (Note 2)                                         3,866,495      1,695,563
                                                      -----------   ------------
Net loss                                               (4,983,503)    (7,867,476)
Preferred stock dividends                                             (1,195,718)
Accretion on preferred stock                           (2,547,586)    (2,187,298)
                                                      -----------   ------------
Net loss applicable to common stockholders            $(7,531,089)  $(11,250,492)
                                                      ===========   ============
Net income (loss) per common share, basic and
  diluted (Note 5):
 From continuing operations                           $     (0.17)  $      (0.22)
 From discontinued operations                                               0.02
From extraordinary item                                      0.06           0.03
                                                      -----------   ------------
 Net loss                                             $     (0.11)  $      (0.17)
                                                      ===========   ============
Weighted average number of common shares used in
  computing basic and diluted loss per common
  share                                                66,962,006     64,348,857
                                                      ===========   ============




          See accompanying notes to consolidated financial statements.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED AND COMMON STOCK AND
                             STOCKHOLDERS' DEFICIT


                                                                 Redeemable Preferred Stock (See Note 9)
                                             ------------------------------------------------------------------------------
                                                                                                                     Series
                                                    Series A                 Series B               Series C            D
                                              ---------------------    --------------------    -------------------   ------
                                              Shares       Amount      Shares      Amount     Shares      Amount     Shares
                                             -------    -----------   -------    ----------   ------    ----------   ------
Balances, April 30, 2000                     169,000    $ 7,975,145   400,000    $1,240,000   91,000    $5,492,408    8,771
 Common stock issued for services
 Common stock issued in connection with
 settlements
 Termination of options
 Options issued to executives
 Warrants and options issued in
 connection with settlements
 Options issued in connection with debt
 Accretion of preferred stock                             1,452,784                                        667,467
 Preferred stock dividends
 Net loss
                                             -------    -----------   -------    ----------   ------    ----------    -----
Balances, April 30, 2001                     169,000      9,427,929   400,000     1,240,000   91,000     6,159,875    8,771
 Common stock issued for services
 Purchase of treasury stock
 Termination of options
 Options issued to executives
 Accretion of preferred stock                             1,719,432                                        750,259
 Net loss
                                             -------    -----------   -------    ----------   ------    ----------    -----
Balances, April 30, 2002                     169,000    $11,147,361   400,000    $1,240,000   91,000    $6,910,134    8,771
                                             =======    ===========   =======    ==========   ======    ==========    =====


                                                                                                      Stockholders' Deficit
                                                                                                          (See Note 10)
  Redeemable Preferred Stock (See Note 9)
                                                         -------------------------------------------------------------------
                                                          Redeemable Common    Series B Convertible
                                             Series D           Stock            Preferred Stock          Common Stock
                                             --------    --------------------    ---------------    ------------------------
                                              Amount      Shares     Amount      Shares   Amount      Shares        Amount
                                             --------    -------   ----------    ------   ------    ----------   -----------
Balances, April 30, 2000                     $414,365    553,386   $1,770,836    1,000    $2,500    58,160,842   $45,531,540
 Common stock issued for services                                                                      201,000        24,465
 Common stock issued in connection with
  settlements                                                                                        1,473,180       472,119
 Termination of options
 Options issued to executives
 Warrants and options issued in
  connection with settlements
 Options issued in connection with debt
 Accretion of preferred stock                  67,047
 Preferred stock dividends                                                                           7,036,436     1,758,989
 Net loss
                                             --------    -------   ----------    -----    ------    ----------   -----------
Balances, April 30, 2001                      481,412    553,386    1,770,836    1,000     2,500    66,871,458    47,787,113
 Common stock issued for services                                                                      200,000        64,500
 Purchase of treasury stock
 Termination of options
 Options issued to executives
 Accretion of preferred stock                  77,895
 Net loss
                                             --------    -------   ----------    -----    ------    ----------   -----------
Balances, April 30, 2002                     $559,307    553,386   $1,770,836    1,000    $2,500    67,071,458   $47,851,613
                                             ========    =======   ==========    =====    ======    ==========   ===========


                                                                     Stockholders' Deficit (See Note 10)
                                              ----------------------------------------------------------------------------------

                                                               Common Stock and
                                              Additional     Warrants to be Issued
                                               Paid-in      ----------------------     Accumulated     Deferred       Treasury
                                               Capital        Shares       Amount        Deficit     Compensation       Stock
                                             -----------    ----------   ---------    ------------   ------------    -----------
Balances, April 30, 2000                     $14,127,222     1,412,180   $ 708,755    $(73,595,245)   $(1,487,500)   $(1,425,000)
 Common stock issued for services
 Common stock issued in connection with
  settlements                                               (1,412,180)   (475,397)
 Termination of options                       (1,785,000)                                               1,487,500
 Options issued to executives                    720,000
 Warrants and options issued in
  connection with settlements                    233,358                  (233,358)
 Options issued in connection with debt          768,000
 Accretion of preferred stock                                                           (2,187,298)
 Preferred stock dividends
 Net loss                                                                               (7,867,476)
                                             -----------    ----------   ---------    ------------    -----------    -----------
Balances, April 30, 2001                      14,063,580            --          --     (83,650,019)            --     (1,425,000)
 Common stock issued for services
 Purchase of treasury stock                                                                                               (2,335)
 Termination of options
 Options issued to executives
 Accretion of preferred stock                                                           (2,547,586)
 Net loss                                                                               (4,983,503)
                                             -----------    ----------   ---------    ------------    -----------    -----------
Balances, April 30, 2002                     $14,063,580            --   $      --    $(91,181,108)   $        --    $(1,427,335)
                                             ===========    ==========   =========    ============    ===========    ===========


     Stockholders' Deficit (See Note 10)
    --------------------------------------
                                                 Total
                                             ------------
Balances, April 30, 2000                     $(16,137,728)
 Common stock issued for services                  24,465
 Common stock issued in connection with
  settlements                                      (3,278)
 Termination of options                          (297,500)
 Options issued to executives                     720,000
 Warrants and options issued in
  connection with settlements                          --
 Options issued in connection with debt           768,000
 Accretion of preferred stock                  (2,187,298)
 Preferred stock dividends                      1,758,989
 Net loss                                      (7,867,476)
                                             ------------
Balances, April 30, 2001                      (23,221,826)
 Common stock issued for services                  64,500
 Purchase of treasury stock                        (2,335)
 Termination of options                                --
 Options issued to executives                          --
 Accretion of preferred stock                  (2,547,586)
 Net loss                                      (4,983,503)
                                             ------------
Balances, April 30, 2002                     $(30,690,750)
                                             ============

          See accompanying notes to consolidated financial statements.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        Years Ended April 30,
                                                         2002           2001
                                                      -----------   ------------
Cash flows from operating activities
 Net loss                                             $(4,983,503)  $ (7,867,476)
 Gain from discontinued operations                                     1,214,777
                                                      -----------   ------------
 Loss from continuing operations                       (4,983,503)    (9,082,253)
 Adjustments to reconcile net loss from
  continuing operations to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                        2,616,415        157,566
   Impairment of investment in joint venture,
    project costs, and
    contract costs                                      3,881,221      2,114,000
   Gain on extinguishment of debt                      (3,866,495)    (1,695,563)
   Options issued for compensation                                       720,000
   Common stock issued for services                        64,500         24,465
   Noncash interest and financing costs                                  768,000
   Increase (decrease) in cash and cash
   equivalents attributable to changes in
    operating assets and liabilities:
    Accounts receivable, including unbilled             3,224,244         84,352
    Accounts receivable, related party                    (54,452)
    Prepaid expenses                                     (618,058)
    Other current assets                                1,064,433       (110,889)
    Restricted cash                                      (105,659)
    Other assets                                         (612,291)       321,390
    Accounts payable                                   (6,465,518)    (1,974,219)
    Accounts payable, related party                       102,508
    Accrued interest                                      940,072        423,180
    Accrued expenses                                     (160,768)     1,583,165
                                                      -----------   ------------
Net cash provided by (used in) operating
  activities                                           (4,973,351)    (6,666,806)
                                                      -----------   ------------
Cash flows from investing activities
 Purchase of property and equipment                      (639,013)
 Acquisition, net of cash acquired                        300,118       (487,201)
 Investment in joint venture                                          (2,114,000)
 Proceeds from disposal of operations                                 27,462,312
                                                      -----------   ------------
Net cash provided by (used in) investing
  activities                                             (338,895)    24,861,111
                                                      -----------   ------------
Cash flows from financing activities
 Purchase of treasury stock                                (2,335)
 Proceeds from accounts receivable financing            1,363,795
 Proceeds from long-term debt                           2,132,541      1,384,543
 Repayments of long-term debt                          (1,816,691)   (12,435,398)
 Proceeds from related parties                          1,415,041
 Repayments to related parties                           (400,835)    (3,212,427)
 Repayments of obligations under capital lease           (276,599)
 Repayments of obligations under capital lease,
  related party                                          (291,233)
                                                      -----------   ------------
Net cash provided by (used in) financing
  activities                                            2,123,684    (14,263,282)
                                                      -----------   ------------
Cash from discontinued operations                         100,000
                                                      -----------   ------------
Net increase (decrease) in cash and cash
  equivalents                                          (3,088,562)     3,931,023
Cash and cash equivalents, beginning of year            4,001,808         70,785
                                                      -----------   ------------
Cash and cash equivalents, end of year                $   913,246   $  4,001,808
                                                      ===========   ============


          See accompanying notes to consolidated financial statements.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                                                          Years Ended April 30,
                                                            2002         2001
                                                         ----------   ----------
Supplemental disclosures of cash flow information,
 cash paid during the year for interest                  $1,277,172   $4,510,642
                                                         ==========   ==========
Supplemental disclosures of cash flow information,
 cash paid during the year for income taxes              $    7,749   $       --
                                                         ==========   ==========
Supplemental disclosures of noncash investing and
  financing activities
 Accretion of preferred stock                            $2,547,586   $2,187,298
                                                         ==========   ==========
 Common stock issued for preferred stock dividends       $       --   $1,758,989
                                                         ==========   ==========
 Acquisitions:
   Debt issued for capital stock                         $7,823,189   $  850,000
                                                         ==========   ==========
   Seller debt issued                                    $  176,811   $       --
                                                         ==========   ==========
   Debt issued in connection with finance costs          $  152,000   $       --
                                                         ==========   ==========



          See accompanying notes to consolidated financial statements.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations

         Phoenix Waste Services Company, Inc. and Subsidiaries (the "Company"), a Delaware Corp., includes the following wholly-owned subsidiaries: Miners Fuel Company, Inc., Miners Oil Company, Inc., Miners Environmental Company, Inc., (collectively the "Miners Entities" or "Miners") Compost America Company of New Jersey, Ltd., Garden Life Sales Company, Inc., Chicago Recycling and Composting Company, Inc., Monmouth Recycling and Composting Co., Inc., Gloucester Recycling and Composting Co., Inc., American Soil, Inc., All Jersey Express Company, Inc., and Garden Life Sales Company of Florida, Inc. and the following majority-owned subsidiaries: Miami Recycling and Composting Co., Inc., Bedminster Seacor Services Miami Corp., Newark Recycling and Composting Co., Inc., and American Bio-Ag, Inc. (See Note 5)

         The Company's revenues from continuing operations for the fiscal year ended April 30, 2002 were derived substantially from its recent acquisitions of the Miners Entities, completed in November 2001 and All Jersey Express Company, Inc., ("All Jersey") which was acquired in April 2001. The Miners Entities operate a long haul solid waste transportation business, a fuel oil supply business and a specialty waste company in Pennsylvania and New Jersey. All Jersey is primarily a long haul solid waste transportation company. Miners and All Jersey serve transfer stations primarily located in Mid-Atlantic Region and haul to landfills primarily located in Pennsylvania.

NOTE 2 - Discontinued Operations

         Newark Recycling and Composting Co., Inc. ("NRCC"), a majority-owned subsidiary, completed reorganization under Chapter 11 of the Federal Bankruptcy Code. NRCC was indebted to VRH Construction Company ("VRH") for approximately $5.7 million, to Equity Investments of Delaware ("EID") on an obligation secured by NRCC's real estate for $5.1 million and owed real estate taxes of approximately $800,000. NRCC owned a single asset, approximately 12 acres of undeveloped land in Newark, New Jersey, which had a book value including project costs of $4.9 million.

         On April 8, 2002, pursuant to the United States Bankruptcy Court's Order Confirming the Plan of the Reorganization (previously approved on February 27, 2002), NRCC settled all outstanding claims by conveying the 12 acre parcel of land to EID free of all real estate taxes, transferring to EID rents received to date of $181,599, making an additional payment of $125,000 to EID, agreeing to a five year note obligation to VRH in the amount of $3,000,000 with interest accruing at 10% per annum, and writing off other liabilities, net, which amounted to approximately $1,000,000. As a result of this settlement, NRCC realized a non-recurring gain of $3,866,495, which is classified as an extraordinary item.

         On June 15, 2000, pursuant to a stock purchase agreement, the Company sold its wholly owned subsidiary, Environmental Protection and Improvement Co. ("EPIC"). Under the terms of the agreement, the Company sold all of the stock of EPIC for gross proceeds of $37.5 million and an earn-out. The Company assumed liabilities of approximately $10 million, which were substantially paid off with the proceeds from the sale.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2  - Discontinued Operations (continued)

         The following is a summary of operating results of discontinued operations for the period May 1, 2000 through June 15, 2000:

         Revenues                                                              $3,165,822
                                                                               ----------
         Costs and expenses:
           Operating                                                            2,095,575
           Selling, general and administrative                                    296,639
           Depreciation and amortization                                          519,300
           Stock based compensation                                                74,375
                                                                               ----------
                                                                                2,985,889
                                                                               ----------
           Operating income                                                       179,933
           Interest expense                                                       551,114
                                                                               ----------
           Loss before income tax benefit                                        (371,181)
           Income tax benefit                                                    (147,960)
                                                                               ----------
         Loss from discontinued operations                                     $ (223,221)
                                                                               ----------


         Proceeds from the sale of EPIC were used to pay off debt, pay contract termination fees to EPIC executives and to purchase additional membership interests in a joint venture (See Note 14), as well as to provide working capital to the Company.

         With the proceeds from the sale of EPIC, certain notes were paid off at amounts less than carrying value, resulting in gain on extinguishment of debt of $1,695,563.

         An additional gain on the sale of EPIC was recorded in the amount of $100,000 for the year ended April 30, 2002 pursuant to the earn out provisions of the sale contract, along with $1,437,998 recognized for the year ended April 30, 2001.

         Proceeds received from the Epic sale pursuant to the earn-out provision amounted to approximately $306,000 cumulative to date and are restricted under a security agreement with a related party creditor. This amount secures the Company's obligation on the redeemable class C preferred stock. Such cash has been segregated and is reflected under restricted cash on the balance sheet.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  - Acquisitions

         Miners Entities

         On November 14, 2001, the Company acquired all the outstanding common stock of the Miners Entities for a purchase price of no less than $8,000,000 and no greater than $8,600,000 depending upon the achievement of certain performance levels by the Miners Entities through March 2003. The acquisition was made with the objective to acquire a long haul solid waste transportation business, a fuel oil supply business and a specialty waste hauling company. The Company accounted for the acquisition as a purchase and as such determined that $1,937,442 of the purchase price was in excess of the estimated fair value (based on third party appraisals) of the net assets acquired and representative of the value allocated to existing customer contracts and relationships. The Company plans to amortize customer contracts over a period of 36 months, which is based on the average contract life including anticipated extensions. The Miners Entities operations have been included in the Company's consolidated statements of operations from the date of acquisition.

         Payments to the sellers amounting to $7,823,189 were paid at closing with the balance of the purchase price being a promissory note of $176,811 (See Note 12). The purchase price was financed through the sale of accounts receivable to a financial institution in the amount of $3,642,689 (See Note 7) and through various other loan obligations to the same lender in the amount of $4,180,500 (See Note 8). The Company also borrowed an additional $774,311 at closing from this lender for working capital purposes. The working capital loans were made pursuant to a receivable purchase facility agreement, which provides for advances to the Company against eligible receivables by the lender up to a maximum of $6,000,000. Such borrowings bear interest at 2.25% above the prime rate (4.75% at April 30, 2002) and are subject to a series of financial covenants. The Company was not in compliance with such covenants as of April 30, 2002. Additionally, the Company entered into a sale and leaseback transaction whereby the sellers assumed and satisfied debt related to certain equipment and leased such equipment back to the Company for a period of 36 months. This transaction is being accounted for as a capital lease. In connection with the financing, the Company incurred $152,000 of costs, which were capitalized and are being amortized over the term of the related debt and issued the lender 600,000 options to purchase the Company's stock.

         The allocation of the purchase prices is summarized as follows:

         Current assets                                                       $ 8,248,114
         Property, plant and equipment                                         10,373,838
         Customer contracts and relationships                                   1,937,442
                                                                              -----------
           Total assets acquired                                               20,559,394
                                                                              -----------
         Current liabilities                                                    5,936,632
         Long-term liabilities                                                  6,622,762
                                                                              -----------
           Total liabilities assumed                                           12,559,394
                                                                              -----------
         Net assets acquired                                                  $ 8,000,000
                                                                              ===========
         Cost of acquisition                                                  $ 8,000,000
         Miners Entities equity                                                 2,853,153
                                                                              -----------
         Total excess cost                                                    $ 5,146,847
                                                                              ===========
         Total excess cost was allocated as follows:
           Property, plant and equipment                                      $ 3,209,405
           Intangibles                                                          1,937,442
                                                                              -----------
                                                                              $ 5,146,847
                                                                              ===========

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  - Acquisitions (continued)

         All Jersey

         During April 2001, the Company purchased all of the outstanding common stock of All Jersey in exchange for $500,000 in cash and the issuance of $850,000 in notes payable due to the former shareholders. In addition, the Company agreed to pay an earn out of three times All Jersey's earnings before interest, taxes, depreciation, and amortization ("EBITDA") exceeding $450,000 for the fiscal year 2002, not to exceed $400,000, as defined in the agreement. The earn-out was not achieved during the fiscal year ended April 30, 2002. The purpose of this acquisition was to allow the Company to enter the waste hauling business.

         The All Jersey acquisition was accounted for as a purchase with the purchase price allocated to the assets and liabilities based on their estimated fair value as of the date of acquisition. The Company has allocated the excess cost over the fair value (based on third party appraisals) of net assets acquired to goodwill, which amounted to $892,164, and is being amortized on a straight-line basis over 5 years. The Company has continued to amortize goodwill over a 5-year period through April 30, 2002. As of May 1, 2002, the Company will reclass approximately $713,000 of goodwill to customer contacts and relationships and amortized this amount over 36 months, which will increase amortization expense by approximately $60,000 annually as part of the adoption of SFAS No. 141 and 142. The operations of All Jersey have been included in the Company's consolidated statements of operations from the date of acquisition.

         The allocation of the purchase prices is summarized as follows:

         Current assets                                                        $  396,407
         Property, plant and equipment                                            754,971
         Goodwill/Customer contracts                                              892,164
                                                                               ----------
           Total assets acquired                                                2,043,542
         Liabilities                                                              693,542
                                                                               ----------
         Net assets acquired                                                   $1,350,000
                                                                               ==========
         Cost of acquisition                                                   $1,350,000
         All Jersey stockholders' deficit                                          (5,586)
                                                                               ----------
         Total excess cost                                                     $1,355,586
                                                                               ==========
         Total excess cost was allocated as follows:
           Property, plant and equipment                                       $  463,422
           Goodwill/Customer contracts                                            892,164
                                                                               ----------
                                                                               $1,355,586
                                                                               ==========

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3  - Acquisitions (continued)

         The following unaudited pro forma consolidated results of operations are presented as if the acquisitions had been made at the beginning of the respective periods.

                                              Year Ended April 30,   Year Ended April 30,
                                                      2002                   2001
                                              --------------------   --------------------
         Net revenues                             $59,921,495            $ 58,046,813
         Loss from continuing operations
           before discontinued operations
           and extraordinary item                  (8,556,476)            (11,155,430)
         Net loss                                  (4,689,981)             (8,245,090)
         Basic and diluted net loss per
           common share                                 (0.07)                  (0.13)


NOTE 4  - Going Concern Consideration

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of April 30, 2002, the Company had a working capital deficit of approximately $22,175,000, an accumulated deficit of approximately $91,181,000 and a stockholders' deficit of approximately $30,691,000 and has incurred losses since its inception. In addition, as of April 30, 2002, the Company was not in compliance with the majority of its long-term debt agreements (See Notes 6,7 and 8). In connection with the financing needed for the acquisitions and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules.

         Additionally, the Company is in violation of its outstanding obligations with its primary lender and such lender has been closed by the Connecticut Department of Banking which will limit the Company's options as to curing these violations (See Note 7).

         The Company's growth and development plan is based on the successful acquisition and integration of strategic businesses, which fit the Company's business model, the most recent of which involved the Miners Entities in November 2001.

         The Company entered into a Stock Purchase Agreement with another waste hauler in February 2002. Upon the Company's completion of its due diligence procedures and the execution of a definitive purchase agreement, the Company will seek to arrange the necessary financing to complete this transaction, which management believes would result in a significant increase in operating revenues and EBITDA.

         Subsequent to April 30, 2002, the Company has entered into a contract to sell its property in Miami, Florida for approximately $5,000,000. Additionally, the Company has approximately $5,250,000 of current obligations included in notes payable and related party payables, which would be settled with the proceeds from this sale (See Notes
         8 and 12). The Company expects to incur costs and discounts associated with the sale of approximately $550,000.

         There can be no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms, if at all. If the Company is unable to secure additional financing, resolve its violations relative to existing outstanding debt and attain future profitable operations, the Company's ability to implement its growth and development strategy could be impaired as well as its ability to continue as a going concern.

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

         Revenue recognition - The Company recognizes revenues on its waste hauling business as services are provided. Revenue from the delivery of heating oil and other commodities is recognized upon delivery.

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

         Fair Value of Financial Instruments - The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximate the carrying amounts presented in the consolidated balance sheet.

         Impairment of Long-Lived Assets - The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicated the remaining estimated useful life of long-lived assets, such as property, plant, and equipment, identifiable intangibles, and goodwill may warrant revision, or the remaining balance may not be recoverable.

         Property, Plant and Equipment - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method based over the following estimated useful lives:

         Buildings and improvements                               40 years
         Transportation equipment                                 5 - 7 years
         Furniture and fixtures                                   7 years
         Leasehold improvements                                   Term of lease

         At April 30, 2002, property, plant and equipment consists of the following:

         Land                                                                 $   598,400
         Buildings and improvements                                               856,885
         Transportaion equipment                                               19,449,888
         Furniture and fixtures                                                   144,749
         Leasehold improvements                                                   174,519
                                                                              -----------
                                                                               21,224,441
         Less accumulated depreciation and amortization                        10,488,692
                                                                              -----------
                                                                              $10,735,749
                                                                              ===========

                                      F-13

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5  - Summary of Significant Accounting Policies (continued)

         Depreciation and amortization expense relative to the above was $1,997,304 and $129,975 for the years ended April 30, 2002 and 2001, respectively.

         Income Taxes - The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

         Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired. Pursuant to SFAS No. 142, goodwill related to a post-June 2001 business combination was not amortized and goodwill related to a pre-July 2001 business combination was amortized through April 30, 2002 using the straight-line method over five years. Amortization expense amounted to approximately $262,000 as of April 30, 2002.

         Intangible Assets/Customer Contracts - Intangible assets/Customer contracts are amortized using the straight-line method over an estimated useful life of 36 months. Amortization expense amounted to approximately $335,000 for the year ended April 30, 2002.

         Net Loss Per Common Share - Net loss per common share is based on the weighted average number of common shares outstanding.

         The Company complies with SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the entity. Since the effect of the outstanding warrants, options and convertible debt is antidilutive, they have been excluded from the Company's computation of loss per common share.

         New Accounting Pronouncements - In June 2001, the Financial Accounting Standard Board issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No.141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, SFAS No. 142 requires an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company has recorded a November 2001 business combination in accordance with these statements (see Note 3). As of May 1, 2002, the Company will reclass approximately $713,000 of goodwill related to the All Jersey business combination to customer contacts and relationships and amortize this amount over 36 months, which will increase amortization expense by approximately $60,000 annually as part of the adoption of FAS No. 141 and 142.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 covers all legally enforceable obligations associated with the retirement of tangible long-lived assets and provides the accounting and reporting requirements for such obligations. SFAS No. 143 is effective for the Company beginning May 1, 2002. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, which supersedes SFAS No. 121. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and extends the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 also requires that an impairment loss be recognized for assets held-for-use when the carrying amount of an asset (group) is not recoverable. The carrying amount of an asset (group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (group), excluding interest charges. Estimates of future cash flows used to test the recoverability of a long-lived asset (group) must incorporate the entity's own assumptions about its use of the asset (group) and must factor in all available evidence. SFAS No. 144 is effective for the Company on May 1, 2002. Management has yet to determine the impact that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

NOTE 6  - Obligations Under Capital Leases

         The Company leases certain equipment used for waste hauling under capital lease agreements. Aggregate minimum lease payments for obligations under capital leases in the years subsequent to April 30, 2002 are as follows:

            Year ending April 30,
                2003                                                           $2,449,476
                2004                                                              476,760
                2005                                                              486,551
                2006                                                               58,007
                                                                               ----------
           Total minimum lease payments                                         3,470,794
           Less: amount representing interest                                     315,963
                                                                               ----------
           Present value of net minimum lease payments                          3,154,831
           Less: current maturities                                             2,133,513
                                                                               ----------
                                                                               $1,021,318
                                                                               ==========


         Approximately $1,666,000 (present value) of these leases are due to the Company's Lender (see Notes 7 and 17).

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  - Accounts Receivable Financing

         The Company has a Receivable Purchase Facility Agreement (the "Agreement"), with an outstanding balance of approximately $4,912,000 as of April 30, 2002, with its primary lender (the "Lender"). The Agreement provides for the Company to sell eligible receivables (defined as receivables outstanding for less than 90 days from acceptable obligors) with recourse, to its Lender. The Company may request advances up to 85% of the eligible receivable balance with a cap of $6,000,000. The Agreement has certain provisions, which may require the Company to repurchase the receivables from its Lender, accordingly, the Company is accounting for the transactions in a manner similar to a line of credit arrangement with substantially all of its receivables as of April 30, 2002 collateralizing the loan. The Agreement also requires that all collections of receivables be remitted to a lockbox and that any amounts received by the Company be deposited into a Receivable Collection Account. The Lender is to receive an investment return on the outstanding borrowings equal to 2.25% over the prime rate (4.75% at April 30, 2002).

         During the term of the Agreement, borrowing requests were submitted for borrowings based not only upon actual receivables, but also on estimated unbilled receivables that were not provided for in the Agreement. Further, the unbilled receivables of approximately $550,000 at April 30, 2002, included in the Company's financial statements, were approximately $2.1 million less than the estimated unbilled receivables submitted to the Lender. At April 30, 2002, approximately $3,141,000 of accounts receivable were eligible for borrowing under the Agreement and were collateral for the approximately $4.9 million outstanding under the Agreement. As of August 29, 2002, the amount outstanding to the Lender under the Receivable Purchase Facility Agreement is approximately $3,665,000 (unaudited), exclusive of accrued interest. The aggregate indebtedness of the Company to the Lender as of April 30, 2002, including the accounts receivable financing of approximately $4.9 million, was approximately $11.7 million.

         On June 27, 2002, the Lender was closed by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation (FDIC) was appointed as receiver. Upon the Lender's failure and closure, the Company contacted its customers and directed them to remit all future payments directly to the Company instead of the lockbox as required by the Agreement. The conditions discussed above have caused the Company to be in violation of the Agreement, as well as other borrowing agreements with the Lender (See Notes 6, 8 and 17).

         The Lender or the FDIC has initiated no legal actions at this time, however there exists the possibility of future legal actions regarding this matter. The financial statements do not include any adjustments (other than recording all debt outstanding to the Lender as currently due) that may result from the resolution and settlement of this matter, including the effect, if any, on the settlement of other outstanding debt to the Lender.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  - Notes Payable

         At April 30, 2002, notes payable consist of the following:

    Note payable in monthly installments through November 2006, including interest, at prime rate (4.75% as of April 30, 2002)
    plus 2% per annum, with a balloon payment due in November 2006, collateralized by certain transportation equipment. This note is
    currently in default (see Notes 4 and 7).                            $ 2,498,640

    Notes payable, collateralized by certain transportation equipment, bearing interest at rates between 7.65% and 9.1% per annum and
    maturing at various dates through May 2006.                            2,597,481

    Unsecured promissory note payable, bearing interest at 10% per annum, interest only monthly payments of $25,000 from May 2002 through November 2002, monthly payments of principal and interest aggregating $50,000 from November 2002 through April 2007, and a balloon payment of $1,303,828 due in April 2007. This loan is
    currently in default.                                                  3,000,000

    Mortgage note payable on December 14, 2001, interest payable monthly at 8% per annum, collateralized by a second mortgage on the Miami land site (see Note 4). This note is currently in
    default.                                                               3,304,167

    Note payable due on June 14, 2002, secured by a first lien on the
    Miami land site, with interest accruing monthly at prime rate
    (4.75% as of April 30, 2002) plus 2.5% and payable at maturity
    (see Notes 4 and 7). This note is currently in default.                1,949,004

    Other collateralized notes payable bearing interest at rates between 4.9% and 12% per annum, maturing at various dates through
    April 2004. Approximately $698,000 is due to the Company's
    primary lender and is currently in default (see Note 7).               1,190,924

    Other unsecured notes payable bearing interest at rates between
    6% and 12% per annum, which matured at various dates through
    March 2001. These notes are currently in default.                        889,425
                                                                         -----------
                                                                          15,429,641
    Less current portion                                                  13,671,110
                                                                         -----------
                                                                         $ 1,758,531
                                                                         ===========

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8  - Notes Payable (continued)

         Aggregate future required principal payments at April 30, 2002 are as follows:

         Year ending April 30,
               2003                                                           $13,671,110
               2004                                                               922,597
               2005                                                               603,659
               2006                                                               203,421
               2007                                                                28,854
                                                                              -----------
                                                                              $15,429,641
                                                                              ===========


NOTE 9  - Redeemable Preferred Stock

         The Company has authorized 25,000,000 shares of Preferred Stock of which 677,500 shares have been designated as Redeemable Preferred Stock.

         The Company has designated 169,000, 400,000, 91,000 and 17,500 shares of Series A Redeemable Preferred Stock (Series A Preferred), Series B Redeemable Preferred Stock (Series B Preferred), Series C Redeemable Preferred Stock (Series C Preferred) and Series D Redeemable Preferred Stock (Series D Preferred), respectively (collectively, Redeemable Preferred Stock). The Series A, C and D Preferred is senior to all other equity securities in terms of dividends and liquidation preferences.

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

NOTE 9  - Redeemable Preferred Stock (continued)

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

         The Company has not declared or paid dividends on the Series A, Series B, and Series D Preferred since July 31, 2000. Cumulative dividends in arrears amount to $2,629,886 as of April 30, 2002.

NOTE 10 - Stockholders' Deficit

        Common Stock

         During the year ended April 30, 2002, the Company issued 200,000 shares of Common Stock for various services at per share prices ranging from $0.24 to $0.44.

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

         Treasury Stock

         In connection with the settlements of certain agreements, the Company purchased 5,837 shares of its own stock for $2,335.

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


NOTE 11 - Common Stock Warrants and Options

         The following table summarizes common stock warrant activity:

                                                                                                       Weighted
                                                                                                        Average
                                                                        Number of        Range of      Exercise
                                                                       Excercisable      Exercise        Price
                                                                          Shares          Prices       Per Share
                                                                       ------------   -------------    ---------
         Warrants outstanding at May 1, 2000                            1,800,000     $1.00 - $6.00      $2.25
         Granted                                                        3,300,000     $0.01 - $1.50       0.16
         Reclassified from options                                      2,975,000     $1.00 - $2.50       1.50
         Expired                                                         (300,000)    $        6.00       6.00
                                                                        ---------     -------------      -----
         Warrants outstanding at April 30, 2001                         7,775,000     $0.01 - $6.00      $0.68
         Expired                                                         (600,000)    $        0.01       0.01
                                                                        ---------     -------------      -----
         Warrants outstanding at April 30, 2002                         7,175,000     $0.01 - $2.25      $0.86
                                                                        =========     =============      =====


         As of April 30, 2002, all of the outstanding Common stock warrants were vested. Interest expense of $768,000 has been recorded for the year ended April 30, 2001 based on the fair value of 3,300,000 warrants granted in connection with the issuance of a note payable.

         The Company has issued stock options to various employees and consultants with vesting terms and exercise prices determined by management or the Board of Directors.

         The following table summarizes common stock option activity:

                                                                                                       Weighted
                                                                                                        Average
                                                                                         Range of      Exercise
                                                                         Number of       Exercise        Price
                                                                           Shares         Prices       Per Share
                                                                         ----------   -------------    ---------
         Options outstanding at May 1, 2000                              12,374,528   $0.01 - $9.00      $1.06
         Granted                                                          2,400,000   $        0.01       0.01
         Reclassified to warrants                                        (2,975,000)  $1.00 - $2.50       1.50
         Expired/Terminated                                              (2,090,083)  $1.00 - $2.00       1.33
                                                                         ----------   -------------      -----
         Options outstanding at April 30, 2001                            9,709,445   $0.01 - $9.00      $1.28
         Granted                                                          8,400,000   $0.23 - $0.30       0.24
         Expired/Terminated                                              (2,485,000)  $0.01 - $9.00       2.13
                                                                         ----------   -------------      -----
         Options outstanding at April 30, 2002                           15,624,445   $0.01 - $7.00      $0.58
                                                                         ==========   =============      =====

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - Common Stock Warrants and Options (continued)

         The following table summarizes information regarding stock options outstanding at April 30, 2002:

                                               Options Outstanding
                                   -------------------------------------------
                                                     Weighted       Weighted
                                      Number          Average        Average
            Range of               Outstanding       Remaining      Exercise
            Exercise                    at          Contractual     Price Per
             Prices               April 30, 2002   Life in Years      Share
         -------------            --------------   -------------    ---------
         $0.01 - $1.00               13,959,340          3.87          $0.37
         $2.00                        1,080,105          3.19           2.00
         $2.50 - $3.00                  545,000          0.49           2.84
         $4.00 - $9.00                   40,000          1.59           6.00
                                     ----------          ----          -----
                                     15,624,445          3.70          $0.58
                                     ==========          ====          =====

         As of April 30, 2002, all of the outstanding common stock options were exercisable.

         The Company applies Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and the related interpretations in accounting for its stock option grants. The Company applies the disclosure requirements of SFAS No.123, "Accounting for Stock Based Compensation." Had compensation cost for options granted been determined based upon the fair value of the options at the date of grant, as prescribed by SFAS No. 123, the Company's pro forma net loss and pro forma loss per common share, basic and diluted, would have been as follows:

                                                                Year Ended     Year Ended
                                                                 April 30,      April 30,
                                                                   2002           2001
                                                                -----------   -----------
         Net loss, as reported                                  $(4,983,503)  $(7,867,476)
         Net loss, pro forma                                     (5,538,550)   (7,932,476)
         Loss per common share, basic and diluted, as
           reported                                                   (0.07)        (0.17)
         Loss per common share, basic and diluted, pro
           forma                                                      (0.08)        (0.18)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

         Risk-free interest rate                                         4.65%       5.5%
         Expected dividend yield                                            --         --
         Expected life                                                10 years   10 years
         Expected volatility                                              121%       101%


         For the year ended April 30, 2001, compensation expense in the amount of $720,000 has been recorded in connection with the granting of stock options to executives of the Company.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Related Party Balances, Transactions and Contingencies

         At April 30, 2002, due to related parties consists of the following:

         Promissory note payable to former shareholders of All Jersey, due on April 8, 2004, with interest payable monthly at 10% per annum. There are certain earnout provisions attached to this note
         (see Note 3).                                                         $  850,000

         Promissory note payable to a majority stockholder, due on December
         31, 2002, plus interest at 12% per annum.                              1,200,000

         Promissory note, due to a former owner of the Miners Entities,
         payable upon collection of certain accounts receivables.                 112,255

         Advances from Select Acquisitions, Inc. and affiliate; due in 24 monthly payments of $4,917 including interest at 10% per annum,
         through June 2002.                                                         9,712

         Advances from former President, payable in 35 monthly payments of
         $16,666 including interest at 10% per annum.                             204,529

         Advances from entity partially owned an officer of All Jersey, unsecured, due on June 30, 2003 with interest accruing at 10% per
         annum.                                                                   430,426


                                                                               ----------
                                                                                2,806,922
         Less current portion                                                   1,693,252
                                                                               ----------
                                                                               $1,113,670
                                                                               ==========


         Aggregate future required principal payments at April 30, 2002 are as follows:

         Year ending April 30,
             2003                                                         $1,693,252
             2004                                                            191,384
             2005                                                            922,286
                                                                          ----------
                                                                          $2,806,922
                                                                          ==========

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - Related Party Balances, Transactions and Contingencies (continued)

         The Company entered into a sales-leaseback arrangement with a company the former owners of the Miners Entities. Under the arrangement, the Company sold certain equipment used for waste hauling and leased it back for a period of 3 years. The lease has been accounted for as a capital lease. Minimum lease payments for the years subsequent to April 30, 2002 are as follows:

         Year ending April 30,
             2003                                                         $  725,220
             2004                                                            725,220
             2005                                                            362,610
                                                                          ----------
         Total minimum lease payments                                      1,813,050
         Less: amount representing interest                                  172,283
                                                                          ----------
         Present value of net minimum lease payments                       1,640,767
         Less: current maturities                                            617,928
                                                                          ----------
                                                                          $1,022,839
                                                                          ==========


         In addition, the Company has various transactions with several consultants and service providers who are also minority shareholders or acting executives of the Company. None of these transactions are individually considered material.

         During the normal course of business, the Company acts as a sub-contractor for a related company owned by an officer of the Miners Entities. This related company competes directly with the Company's waste hauling business. In addition, the Company uses the related company for waste hauling on a sub-contractor basis. Amounts charged by the related company for hauling amounted to approximately $606,000 for the year ended April 30. 2002. Revenues in connection with waste hauling the Company provided this related company amounted to approximately $330,000 for the year ended April 30. 2002. At April 30, 2002 the Company owed this related company approximately $103,000 and was owed approximately $54,000 by this Company.

NOTE 13 - Income Taxes

         At April 30, 2002, the Company has net operating loss carryforwards ("NOL's") of approximately $70,000,000, which expire between 2009 and 2022. The deferred tax asset from the Company's NOL's approximated $28,000,000 for which a valuation allowance in an equal amount has been established. At April 30, 2001, the Company had a deferred tax asset of approximately $25,000,000 based on NOL's for which a valuation allowance in an equal amount had been established. The NOL carryforward may be limited in the event of any significant changes in ownership of the Company.

         The statutory federal income tax rate differs from the effective tax rate due to the change in the deferred tax asset valuation allowance.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Joint Venture

         During 2001, the Company exercised a purchase option to reacquire its interest in American Marine Rail, LLC ("AMR") for approximately $1,700,000 and additionally funded the joint venture for approximately $400,000. After assessing the possibility of AMR succeeding with respect to obtaining the necessary permits, the Company concluded that the risks associated with AMR were unreasonable, and as a result, the Company determined that the most prudent course of action was not to proceed with any additional investment in or funding of AMR. Without such additional investments or funding, the likelihood of AMR obtaining the necessary permits is unlikely, however the Company will continue its efforts to obtain the permits and maximize the value, if any, of its investment in AMR. Accordingly, a provision for impairment was charged to operations for 2001 for approximately $2,114,000. No significant progress has been achieved relative to this project during fiscal 2002.

NOTE 15 - Commitments and Other Contingencies

         Employment Agreements - The Company has employment agreements with certain of its key executives. The agreements provide for minimum levels of compensation during current and future years and are subject to adjustment, as defined. In addition, certain of these agreements provide for a lump sum payment, as defined, upon termination without cause or upon a change in control.

         The Company has a consulting contract with its President and Chief Executive Officer. The contract commits the Company to a monthly fee of $20,000 through June 2003. In December 2001, the monthly fee was increased to $30,000 per month for the remainder of the term. The contract also provides for the granting of options to purchase up to 3,200,000 shares of the Company's common stock at various exercise prices if certain performance levels are achieved.

         In November 2001, the Company entered into three-year employment agreements with the three former owners of the Miners Entities. The agreements provide for minimum levels of compensation during current and future years. At April 30, 2002, the total commitment, excluding incentives, was $825,000 for the balance of the contracts.

         Consulting Agreements - The Company has entered into various consulting agreements for investment banking services, development of land application business, financial consulting services and project development services for which the consultants receive cash payments, Common stock or Common stock options in exchange for services provided. Certain of these consultants will receive future consideration based upon the completion of certain future events (financings, project approvals, etc.).

         ASI - A subsidiary of the Company, which operated a compost recycling facility in Freehold, New Jersey, has stopped accepting compost materials at the site pending the issuance of Class B and C recycling permits. The Company has processed all materials previously accepted at the site and has stockpiled approximately 2,500 yards of compost and is currently selling this material and intends to resume operations upon issuance of the permits. Additionally, the Company is incurring permit application costs and may also be subject to a fine for certain alleged violations. Upon issuance of the permits, the Company intends to significantly expand the operations at this facility.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Commitments and Other Contingencies (continued)

         Litigation - One of the Company's loan holders is claiming that the Company owes him approximately 1,760,000 shares of the Company's Common Stock in penalty shares as of April 30, 2002, with 60,000 shares accruing on a monthly basis pursuant to the loan agreement as well as damages of $323,000 plus interest. The loan holder was granted a summary judgment, which the Company is appealing in the Superior Court of New Jersey, Essex County. The Company intends to vigorously defend this matter.

         Miami Contract Commitment - In November 1996, the Company made payment of $1,000,000 to secure performance of the obligations of Bedminster Seacor Services Miami Corporation ("BSSMC") under the Restated Compost Recycling Agreement dated November 30, 1995 with the City of Miami (the "Restated Agreement"). Under the terms of the Restated Agreement the commencement date of operations of BSSMC's Miami composting facility was extended to October 1998. On February 24, 1998, a resolution was proposed and adopted by the City of Miami Commission granting BSSMC an additional extension through October 20, 2000 if BSSMC agreed to the additional provisions noted below. The resolution included provisions the BSSMC would agree to pay the City an amount equal to the City's recycling costs of each of the two years of the extension period, agree that the $1,000,000 previously deposited with the City to guarantee the performance of BSSMC under the Restated Agreement be released into the City's general fund for the City's use and posting of a new performance bond or letter of credit in the amount of $1,000,000 to guarantee the performance of the obligations of BSSMC under the Restated Agreement. The $1,000,000 previously deposited payment has been capitalized in customer contract rights as of July 31, 1998. BSSMC has signed an amended agreement including these provisions. BSSMC was notified by the City of Miami Administration that they refuse to acknowledge the extension agreement. As a result, BSSMC has filed a suit against the City of Miami in order to protect the rights of BSSMC under the Miami contract and to secure the extension of the contract pursuant to the resolution adopted by the Miami City Commission in February 1998.

         In April 2002, the Circuit Court for the Eleventh Judicial Circuit in Miami, Dade County granted the motion of the defendant, City of Miami, for Summary Judgment on the grounds of sovereign immunity against the Company on all counts, except for the Company's claim that the City of Miami had wrongfully converted the $1,000,000 payment made by the Company. The City of Miami is appealing the ruling as it relates to the $1,000,000 payment. The Company has fully reserved the $1,000,000 payment during 2002.

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

         Major Customers - During the fiscal year ended April 30, 2002, the Company derived approximately 61% of net revenues from two major customers. Accounts receivable from major customers were approximately $1,658,000 as of April 30, 2002.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Commitments and Other Contingencies (continued)

         The Company is obligated under an operating lease for its office, which expires in November 2005. As of April 30, 2002, aggregate future minimum rental commitments under non-cancelable operating leases with terms in excess of one year are approximately as follows:


         Year ending April 30,
              2003                                                      $ 48,000
              2004                                                        50,000
              2005                                                        50,000
              2006                                                        50,000
              2007                                                        18,000
                                                                        --------
                                                                        $216,000
                                                                        ========


NOTE 16 - Segment Information

         The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures of segment information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

         Segment information listed below reflects the three principal business units of the Company (as described in Note 1). Each segment is managed according to the products or services, which are provided to the respective customers, and information is reported on the basis of reporting to the Company's Chief Operating Decision Maker ("CODM"). The Company's CODM uses segment information relating to the operations of each segment.

         Operating segment information for the years ended April 30, 2002 and 2001 is summarized as follows:


                                                    Waste                     Specialty
                                                   hauling      commodities    hauling       other       Eliminations     Company
                                                 -----------    -----------   --------    -----------    ------------   -----------
April 30, 2002
  --------------
Total revenues                                   $24,321,891    $8,501,398    $536,977    $    98,317    $-3,698,636    $29,759,947
Depreciation and amortization                      2,360,045        97,079      14,331        144,960             --      2,616,415
Income (loss) from operations                        769,514         6,204      72,273     (5,530,785)    (2,006,083)    (6,688,877)
Identifiable assets                                8,901,100       628,532      46,954      7,506,915             --     17,083,501
Capital expenditures                                 639,013                                                                639,013
Interest expense                                     418,512                                1,800,661                     2,219,173

April 30, 2001
  --------------
Total revenues                                   $   239,515    $       --    $     --    $   324,968    $        --    $   564,483
Depreciation and amortization                                                                 157,566                       157,566
Income (loss) from operations                        (20,710)                              (8,178,533)                   (8,199,243)
Identifiable assets                                1,152,415                               12,861,261                    14,013,676
Capital expenditures
Interest expense                                                                            2,825,747                     2,825,747

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Subsequent Events

         On September 10, 2002, the Company completed a reorganization of its accounting and management structure related to the Miners Entities, in response to violations of its Receivable Financing Agreement and other outstanding obligations due to its Lender (see Note 7). Included as part of this reorganization of the Miners Entities will be enhanced supervision, stronger accounting controls and requisite approvals by senior management. In addition, pursuant to an agreement with a related party, the Company will defer, for up to four months, future payments on certain related party capital lease obligations due to the related party (see Notes 6 and 12).

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:        PHOENIX WASTE SERVICES COMPANY, INC.
September 12, 2002  (Registrant)


                           By: /s/ MARVIN ROSEMAN
                               ----------------------------------------------
                                   Marvin Roseman,
                                   Principal Executive Officer,
                                   Principal Financial Officer,
                                   Principal Accounting Officer, Treasurer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


MARVIN ROSEMAN                September 12, 2002   By: /s/ MARVIN ROSEMAN
President,                                             Marvin Roseman
Principal Financial Officer,
Principal Accounting Officer,
Treasurer, Director

RICHARD L. FRANKS             September 12, 2002   By: /s/ RICHARD L. FRANKS
Vice President,                                        Richard L. Franks
Secretary


CHARLES R. CARSON             September 12, 2002   By: /s/ CHARLES R. CARSON
Director                                               Charles R. Carson

MICHAEL GOODMAN               September 12, 2002   By: /s/ MICHAEL GOODMAN
Director                                               Michael Goodman

BRIAN MARSHALL                September 12, 2002   By: /s/ BRIAN MARSHALL
Director                                               Brian Marshall

PETER PETRILLO                September 12, 2002   By: /s/ PETER PETRILLO
Director                                               Peter Petrillo


Charles R. Carson, Michael Goodman, Brian Marshall, Peter Petrillo and Marvin Roseman constitute a majority of the members of the Registrant's Board of Directors.

                                 CERTIFICATIONS

I, Marvin H. Roseman, certify that:

1. I have read this annual report on Form 10-KSB of Phoenix Waste Services Company, Inc;

2. To my knowledge, the information in this report is true in all important respects as of April 30, 2002;

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor as of April 30, 2002; and

4. I have reviewed the results of the evaluation of the procedures maintained by the company to collect, process and disclose, in a timely manner, the information required to be disclosed in the company's quarterly and annual report.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date:    September 12, 2002

/s/ Marvin H. Roseman
    -----------------------------------------------
    MARVIN H. ROSEMAN, PRINCIPAL FINANCIAL OFFICER

                                 CERTIFICATIONS

I, Marvin H. Roseman, certify that:

1. I have read this annual report on Form 10-KSB of Phoenix Waste Services Company, Inc;

2. To my knowledge, the information in this report is true in all important respects as of April 30, 2002;

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor as of April 30, 2002; and

4. I have reviewed the results of the evaluation of the procedures maintained by the company to collect, process and disclose, in a timely manner, the information required to be disclosed in the company's quarterly and annual report.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a responable investor if the information was omitted from the report.

Date:    September 12, 2002

/s/ Marvin H. Roseman
--------------------------------------------------
    MARVIN H. ROSEMAN, PRINCIPAL EXECUTIVE OFFICER