Form 10KSB/A
period 2002-04-30
PHOENIX WASTE SERVICES CO INC
filed 2002-09-13
CIK 1008882

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

         18.  Letter on Change in                       none
              Accounting Principles

         21.  Subsidiaries of the                  see Part I, Item 1,
              Registrant                           Background, herein

         22.  Published Report Regarding                none
              Matters Submitted to Vote

         23.  Consents of Experts and Counsel      not applicable

         24.  Power of Attorney                         none


         99.  Additional Exhibits

              99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,
                     Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed Herewith


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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:        PHOENIX WASTE SERVICES COMPANY, INC.
September 13, 2002  (Registrant)



                           By: /s/ MARVIN ROSEMAN
                               ----------------------------------------------
                                   Marvin Roseman,
                                   Principal Executive Officer,
                                   Principal Financial Officer,
                                   Principal Accounting Officer, Treasurer


In accordance with the Exchange Act, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



MARVIN ROSEMAN                September 13, 2002   By: /s/ MARVIN ROSEMAN
President,                                             Marvin Roseman
Principal Financial Officer,
Principal Accounting Officer,
Treasurer, Director

RICHARD L. FRANKS             September 13, 2002   By: /s/ RICHARD L. FRANKS
Vice President,                                        Richard L. Franks
Secretary


CHARLES R. CARSON             September 13, 2002   By: /s/ CHARLES R. CARSON
Director                                               Charles R. Carson

MICHAEL GOODMAN               September 13, 2002   By: /s/ MICHAEL GOODMAN
Director                                               Michael Goodman

BRIAN MARSHALL                September 13, 2002   By: /s/ BRIAN MARSHALL
Director                                               Brian Marshall

PETER PETRILLO                September 13, 2002   By: /s/ PETER PETRILLO
Director                                               Peter Petrillo



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