Form 10QSB
period 2002-07-31
PHOENIX WASTE SERVICES CO INC
filed 2002-10-23
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended July 31, 2002

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act;
         For the transition period from             to

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
        ................................................................
       (Exact name of small business issuer as specified in its charter)

         Delaware                                         22-3755400
-------------------------------                  ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

60 Park Place, Suite 509, Newark, New Jersey             07102
---------------------------------------------       ---------------
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

1.  Common Stock -  68,454,844 shares outstanding
                    as at September 30, 2002.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       150 East 58th Street
                                       34rd  Floor
                                       New York, New York  10155
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

     Consolidated Statements of Cash Flows                    F-4-F-5

     Notes to Consolidated Financial Statements               F-6-F-9

PART I - FINANCIAL INFORMATION

               PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                   July 31, 2002
                                    (Unaudited)


                                     ASSETS

Current assets

  Cash and cash equivalents                                                     $    49,044
  Account receivable, net of allowance for doubtful
   accounts of approximately $160,000                                             3,654,411
  Account receivable, related party                                                 113,836
  Prepaid expenses                                                                  534,026
  Other current assets                                                              202,584
                                                                                -----------
    Total current assets                                                          4,553,901
                                                                                -----------

Property, plant and equipment, net                                               10,299,892
                                                                                -----------
Other assets

  Intangible assets, net                                                          2,107,079
  Land held for sale                                                              4,030,871
  Restricted cash                                                                   306,418
  Due from related party                                                            394,554
  Other                                                                             254,097
                                                                                -----------
    Total other assets                                                            7,093,019
                                                                                -----------
                                                                                $21,946,812
                                                                                ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

  Notes payable, current portion                                                $13,796,390
  Accounts receivable financing                                                   3,665,653
  Due to related parties, current portion                                         1,916,164
  Obligations under capital leases, current portion                               2,200,300
  Obligations under capital leases to related party, current portion                635,070
  Accounts payable                                                                2,534,217
  Accounts payable, related party                                                    76,550
  Accrued interest                                                                  594,350
  Accrued expenses                                                                2,091,691
                                                                                -----------
    Total current liabilities                                                    27,510,385
                                                                                -----------
Long-term liabilities

  Notes payable, less current portion                                             1,976,881
  Due to related parties, less current portion                                    1,108,801
  Obligations under capital leases, less current portion                            800,109
  Obligations under capital leases to related party, less current portion           855,734
                                                                                -----------
    Total long-term liabilities                                                   4,741,525
                                                                                -----------


          See accompanying notes to consolidated financial statements.

               PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                   July 31, 2002
                                    (Unaudited)


                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

Redeemable preferred and common stock

  Series A Preferred, 169,000 shares authorized, issued,
   and outstanding (liquidation value of $19,716,049)                           $ 11,624,432

  Series B Preferred, 400,000 shares issued,
   and outstanding (liquidation value of $1,316,328)                               1,240,000

  Series C Preferred, 91,000 shares authorized, issued,
   and outstanding (liquidation value of $9,100,000)                               7,111,812

  Series D Preferred, 17,500 shares authorized, 8,771 issued,
   and outstanding (liquidation value of $1,023,251)                                 580,676

  Common stock, $.001 par value; 553,386 shares issued
   and outstanding (liquidation value of $1,770,836)                               1,770,836
                                                                                ------------
    Total redeemable preferred and common stock                                   22,327,756
                                                                                ------------

Commitments and contingencies

Stockholders' deficit

  Preferred stock, $.001 par value, 25,000,000 shares authorized
   Preferred stock Series B, Convertible, $.001 par value, 5,000,000 shares
    authorized, 1,000 shares issued and outstanding                                    2,500
  Common stock, no par value, 200,000,000 shares authorized,
   67,071,458 shares issued                                                       47,851,613
  Additional paid-in capital                                                      14,063,580
  Accumulated deficit                                                            (93,123,212)
  Treasury stock, 1,158,837 common shares, at cost                                (1,427,335)
                                                                                ------------
    Total stockholders' deficit                                                  (32,632,854)
                                                                                ------------
                                                                                $ 21,946,812
                                                                                ============


          See accompanying notes to consolidated financial statements.

             PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             Three Months Ended July 31,
                                                            2002                   2001
                                                        ------------           ------------
Revenues                                                $ 10,938,235           $  1,323,644
                                                        ------------           ------------

Costs and expenses
  Operating                                                8,225,197              1,128,472
  Selling, general and administrative                      2,415,037                942,048
  Depreciation and amortization                            1,111,457                133,640
                                                        ------------           ------------
                                                          11,751,691              2,204,160
                                                        ------------           ------------

Loss from operations                                        (813,456)              (880,516)
                                                        ------------           ------------

Other income (expense)
  Interest expense, net                                     (469,910)              (413,916)
  Other                                                       41,380                 11,378
                                                        ------------           ------------
                                                            (428,530)              (402,538)
                                                        ------------           ------------

Net loss                                                  (1,241,986)            (1,283,054)

Accretion on preferred stock                                (700,118)              (600,904)
                                                        ------------           ------------
Net loss applicable to common stockholders              $ (1,942,104)          $ (1,883,958)
                                                        ============           ============

Net loss per common share, basic and diluted            $      (0.03)          $      (0.03)
                                                        ============           ============
Weighted average number of common shares
used in computing basic and diluted loss per
common share                                              65,912,621             65,738,125
                                                        ============           ============


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)


                                                                                  Three Months Ended July 31,
                                                                                    2002             2001
                                                                                -----------       -----------
Cash flows from operating activities
  Net loss                                                                      $(1,241,986)      $(1,283,054)
  Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                   1,111,457           133,640
  Gain on disposal of property and equipment                                        (51,066)
  Common stock issued for services                                                                     21,980
  Increase (decrease) in cash and cash equivalents
   attributable to changes in operating assets and liabilities:
    Accounts receivable, including unbilled                                          74,776           224,128
    Accounts receivable, related party                                              (59,384)
    Prepaid expenses                                                                 84,032           169,928
    Other current assets                                                             54,154          (466,920)
    Other assets                                                                     (9,999)         (165,458)
    Accounts payable                                                                954,686          (275,805)
    Accounts payable, related party                                                 (25,958)
    Accrued interest                                                                 97,816           366,791
    Accrued expenses                                                               (449,250)         (228,996)
                                                                                -----------       -----------
Net cash provided by (used in) operating activities                                 539,278        (1,503,766)
                                                                                -----------       -----------
Net cash used in investing activities
    Purchase of property and equipment                                             (414,732)          (64,517)
                                                                                -----------       -----------

Cash flows from financing activities
  Repayments of accounts receivable financing                                    (1,246,036)
  Proceeds from notes payable                                                     1,013,069         1,365,000
  Repayments of notes payable                                                      (669,439)         (659,823)
  Proceeds from related parties                                                     300,000
  Repayments to related parties                                                     (81,957)          (57,100)
  Repayments of obligations under capital leases                                   (154,422)
  Repayments of obligations under capital leases related party                     (149,963)
                                                                                -----------       -----------

Net cash provided by (used in) financing activities                                (988,748)          648,077
                                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents                               (864,202)         (920,206)

Cash and cash equivalents, beginning of year                                        913,246         4,001,808
                                                                                -----------       -----------

Cash and cash equivalents, end of year                                          $    49,044       $ 3,081,602
                                                                                ===========       ===========


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)


                                                                       Three Months Ended July 31,
                                                                          2002            2001
                                                                      -----------      -----------
Supplemental disclosures of cash flow information,
 cash paid during the year for interest                               $   369,970      $    69,838
                                                                      ===========      ===========

Supplemental disclosures of cash flow information,
 cash paid during the period for income taxes                         $    11,166      $         -
                                                                      ===========      ===========

Supplemental disclosures of noncash investing and financing activities

      Accretion on preferred stock                                    $   700,118      $   600,904
                                                                      ===========      ===========


          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -      Basis of Presentation

              The consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's form 10-KSB for the year ended April 30, 2002. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


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

              The Company's revenues were derived substantially from its recent acquisitions of the Miners Entities, completed in November 2001 and All Jersey Express Company, Inc., ("All Jersey") which was acquired in April 2001. The Miners Entities operate a long haul solid waste transportation business, a fuel oil supply business and a specialty waste company in Pennsylvania and New Jersey. All Jersey is primarily a long haul solid waste transportation company. Miners and All Jersey serve transfer stations primarily located in the Mid-Atlantic region and haul to landfills primarily located in Pennsylvania.


NOTE 3 -      Going Concern Consideration

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of July 31, 2002, the Company had a working capital deficit of approximately $22,956,000, an accumulated deficit of approximately $93,123,000, and a stockholders' deficit of approximately $32,633,000 and has incurred losses since its inception. In addition, as of July 31, 2002, the Company was not in compliance with the majority of its long-term debt and accounts receivable financing agreements. In connection with the financing needed for the acquisitions and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules.

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

              In September 2002, the Company completed the sale of its property in Miami, Florida for approximately $4,700,000. At July 31, 2002, the Company had approximately $5,580,000 of current obligations included in notes payable and related party payables related to the Miami property. These obligations were extinguished at the closing through payment in cash and the issuance of new notes in the amount of approximately $1,235,000 due on December 31, 2003, bearing interest of 8% per annum and partially secured by a second mortgage on certain real properties of Miners. In connection with this transaction, the Company incurred costs and discounts of approximately $248,000 and realized a net gain of approximately $420,000. Additionally, the Company had a gain on extinguishment of debt amounting to approximately $505,000.

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


NOTE 5 -      Accounts Receivable Financing

              The Company had a Receivable Purchase Facility Agreement (the "Agreement"), with an outstanding balance of approximately $3,666,000, exclusive of accrued interest, as of July 31, 2002, with its primary lender (the "Lender"). On June 27, 2002, the Lender was closed by the Connecticut Department of Banking and the Federal Deposit Insurance Corporation ("FDIC") was appointed as receiver. As of October 15, 2002, the amount outstanding to the Lender under the Receivable Purchase Facility Agreement is approximately $3,543,000, exclusive of accrued interest.

              See the Company's Form 10-KSB for the year ended April 30, 2002 for further detail.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -      New Accounting Pronouncements

              In June 2001, the Financial Accounting Standard Board issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, SFAS No. 142 requires an acquired intangible asset be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. As of May 1, 2002, the Company reclassed approximately $713,000 of goodwill related to the All Jersey business combination to customer contacts and relationships and amortize this amount over 36 months, which will increase amortization expense by approximately $60,000 annually as part of the adoption of FAS No. 141 and 142.

NOTE 7 -      Segment Information

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

              Operating segment information for the three months ended July 31, 2002 and 2001 is summarized as follows:


                                                      Heating oil
                                           Waste       and other    Specialty   Corporate and                        Total
                                          hauling     commodities    hauling        other       Eliminations        Company
                                         --------     -----------   ---------   -------------   ------------     -------------
          July 31, 2002
-------------------------------
Total revenues                        $ 8,463,467    $3,381,154    $372,719     $    13,121    $(1,292,226)      $ 10,938,235
Depreciation and amortization           1,036,196        39,300       6,000          29,961                         1,111,457
Income (loss) from operations             (72,951)     (103,107)    130,099        (767,497)                         (813,456)
Total assets                           19,764,904     3,233,608     466,452       1,130,705     (2,648,857)        21,946,812
Capital expenditures                      414,732                                                                     414,732
Interest expense                          256,822        20,943         549         191,596                           469,910

          July 31, 2001
-------------------------------
Total revenues                        $ 1,249,218    $        -    $      -     $    74,426    $         -        $ 1,323,644
Depreciation and amortization              90,789                                    42,851                           133,640
Income (loss) from operations            (210,934)                                 (669,582)                         (880,516)
Total assets                            1,038,467                                17,056,909                        18,095,376
Capital expenditures                                                                 64,517                            64,517
Interest expense                           11,919                                   401,997                           413,916



              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -      Commitments and Other Contingencies

              Litigation - One of the Company's loan holders is claiming that the Company owes him approximately 1,760,000 shares of the Company's Common Stock in penalty shares as of July 31, 2002, with 60,000 shares accruing on a monthly basis pursuant to the loan agreement as well as damages of $323,000 plus interest. The loan holder was granted a summary judgment, which the Company is appealing in the Superior Court of New Jersey, Essex County. The Company intends to vigorously defend this matter.

              See the Company's Form 10-KSB for the year ended April 30, 2002 for further detail.

NOTE 9 -      Subsequent Events

              On September 10, 2002, the Company completed a reorganization of its accounting and management structure related to the Miners Entities, in response to the violations of its Receivable Financing Agreement and other outstanding obligations due to its Lender (see Note 5). Included as part of this reorganization of the Miners Entities will be enhanced supervision, stronger accounting controls and requisite approvals by senior management. In addition, pursuant to an agreement with a related party, the Company will defer, for up to four months, future payments on certain related party capital lease obligations due to the related party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

The following discussion should be read in conjunction with the consolidated historical financial statements of the Company and related notes thereto included elsewhere in this Form 10-QSB and the Annual Report on Form 10-KSB/A for the year ended April 30, 2002. This discussion contains forward-looking statements regarding the business and industry of the Company within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on the current plans and expectations of the Company and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements.

The information set forth and discussed below for the three months ended July 31, 2002 and July 31, 2001 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended July 31, 2002 may not be indicative of results expected during the later quarters or for the entire fiscal year ended April 30, 2003.

RESULTS OF OPERATIONS

For the fiscal quarter ended July 31, 2002 the Company's consolidated revenues increased to $10,938,235, compared to $1,323,644 for the quarter ended July 31, 2001. This increase is attributable to the acquisition of the Miners Entities (Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc.) in November 2001.

Operating loss from continuing operations decreased slightly to $813,456 for the quarter ended July 31, 2002, as compared to $880,516 for the quarter ended January 31, 2001. However, EBITDA (earnings before interest, taxes, depreciation and amortization) increased by $1,074,879 from a negative EBITDA of $735,498 for the quarter ended July 31, 2001 to a positive EBITDA of $339,381 for the quarter ended July 31, 2002, primarily because of the significant increase in revenues. Interest expense (net) for the fiscal quarter just ended increased slightly to $469,910 from $413,916 for the prior year's fiscal quarter.

The Company files consolidated Federal Tax Returns for which there are net operating loss carry-forwards. The Company has not recorded any income tax benefit for the quarter ended July 31, 2002. Management, at this time, cannot determine the probability if any of the tax benefit will be realized in future periods. At July 31, 2002, the Company has significant operating loss carry-forwards of approximately $90,000,000, which expire between 2009 and 2022. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given quarter in the event of significant changes in ownership.

During the quarter ended July 31, 2002 the Company recorded accretion on its Preferred Stock of $700,118 related to a mandatory redemption feature, as compared to $600,904 for the quarter ended July 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2002, the Company had a working capital deficit of $22,956,484 and total debt of $23,058,239 ($19,972,557 current), including accrued interest of $594,350, related party debt of $3,024,965 ($1,916,164 current) and
$3,665,653 accounts receivable financing (current). In addition, the Company has obligations under capital leases of $4,491,213 (of which $2,835,370 is current and $1,490,804 is due to related parties). As of July 31, 2002 the Company was not in compliance with a majority of its long-term debt agreements.

For the quarter ended July 31, 2002 the Company generated net cash from operating activities of $539,278 as compared with net cash used in operating activities for the quarter ended July 31, 2001 of $1,503,766. This significant increase in cash provided by operating activities for the quarter ended July 31, 2002 is primarily due to the significant increase in revenue and operating income as compared to the same quarter in the prior fiscal year.

For the quarter ended July 31, 2002 the Company incurred capital expenditures of $414,732 to purchase of property and equipment as compared to $64,517 for the quarter ended July 31, 2001. These purchases consisted primarily of tractors and trailers necessary to service the more substantial business operations resulting from the acquisitions of All Jersey and the Miners Entities.

During the quarter ended July 31, 2002, the Company showed net cash used in financing activities of $988,748 as compared to net cash provided by financing activities of $648,077 for the quarter ended July 31, 2001, primarily relating to repayments of short-term borrowings, long-term debt and obligations under capital leases in the quarter ended July 31, 2002.

GOING FORWARD AND SUBSEQUENT EVENTS

The Company's growth and development plan has been based upon the successful acquisition and integration of strategic businesses which complement the Company's specialty transportation business, including the acquisition of All Jersey Express Company, Inc. in April 2001 and the acquisition of the Miners Entities in November 2001. These two acquisitions should generate annualized sales of approximately $60,000,000. However, in June 2002 the principal financial institution that provided various loans and an accounts receivable lending facility to the Company was closed by state banking authorities. For this reason the Company has been forced to seek new banking relationships to provide alternative financing for current obligations and for future acquisitions. In addition, the failure of the financial institution has resulted in the Company not being in compliance with certain of its lending agreements.

The Company will need additional funds for its working capital needs and its development plans. While the Company believes that additional financing will be available (see sale of Miami property below), there is no assurance that the Company will be able to obtain sufficient debt or equity financing on favorable terms or at all. If the Company is unable to secure additional financing, its ability to continue its current operations as well as its ability to implement its growth strategy would be impaired and its financial condition and results of operations would then be materially adversely affected.

On September 19, 2002 the Company completed the sale of its property in Miami, Florida. The proceeds were used to repay and restructure approximately $5,580,000 of obligations relating to the property. As part of the sale, the Company recognized a net gain on the sale of approximately $420,000 and had a gain on the extinguishment of debt of approximately $505,000 (see Note 3 to the Consolidated Financial Statements herein).

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

                           PART II - OTHER INFORMATION

Item 1. - Legal Proceedings                       None not Previously
                                                  Reported in Report on
                                                  Form 10-KSB/A for the
                                                  fiscal year ended
                                                  April 30, 2002

Item 2. - Changes in Securities

                  (a)      None

                  (b)      None

                  (c) During the fiscal quarter ended July 31, 2002, the Company issued 50,000 shares of its common stock to one person for professional services, valued at $0.10 per share.

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

                  (d)  Not Applicable

Item 3. - Defaults Upon Senior Securities

As set forth in Note 8 to the financial statements of the Company's Form 10-KSB/A for its fiscal year ended April 30, 2002, the Company remains in default of various promissory notes totalling approximately $13,000,000, with accrued interest.

Item 4. - Submission of Matters to a Vote of Security Holders - None

Item 5. - Other Information - None

Item 6. - (a) Exhibits

          99.      Additional Exhibits

                   99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002



          (b) Reports on Form 8-K        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:                      PHOENIX WASTE SERVICES COMPANY, INC.
October 22, 2002           (Registrant)



                                    By /s/ Marvin Roseman
                                       ----------------------------------------
                                       Marvin Roseman, Principal
                                       Executive Officer, Principal
                                       Financial Officer, Principal
                                       Accounting Officer, Treasurer