Form 10QSB
period 2002-10-31
PHOENIX WASTE SERVICES CO INC
filed 2003-01-29
CIK 1008882

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2002

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act; For
         the transition period from          to

                            Commission File #0-27832

                      PHOENIX WASTE SERVICES COMPANY, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  22-3755400
------------------------------------       ------------------------------------
      (State of Incorporaation)            (I.R.S. Employer Identification No.)

60 Park Place, Suite 509, Newark, New Jersey                        07102
-----------------------------------------------------------    -----------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's telephone number, including area code: (973) 297-5400
--------------------------------------------------------------------------------
(Former address, if changed since last report) - N/A

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

1.  Common Stock -  68,684,844 shares outstanding as at December 31, 2002.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PLEASE ADDRESS ALL CORRESPONDENCE TO:  Mark Gasarch, Esq.
                                       150 East 58th Street, 34rd Floor
                                       New York, New York 10155
                                       (212) 956-9595

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

     Consolidated Statements of Cash Flows                          F-4-F-5

     Notes to Consolidated Financial Statements                    F-6-F-10

PART I - FINANCIAL INFORMATION

               PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEET
                                 October 31, 2002
                                    (Unaudited)


                                     ASSETS

Current assets

Cash and cash equivalents                                                            $    334,673
Accounts receivable, net of allowance for doubtful
 accounts of approximately $265,000                                                     3,384,954
Accounts receivable, related party, net                                                    66,178
Prepaid expenses                                                                          453,057
Other current assets                                                                      201,584
                                                                                     ------------
Total current assets                                                                    4,440,446
                                                                                     ------------
Property, plant and equipment, net                                                      9,489,022
                                                                                     ------------

Other assets

Intangible assets, net                                                                  1,885,894
Restricted cash                                                                           306,418
Due from related party                                                                    394,554
Other                                                                                     324,210
                                                                                     ------------
Total other assets                                                                      2,911,076
                                                                                     ------------
                                                                                     $ 16,840,544
                                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Notes payable, current portion                                                       $  9,652,991
Accounts receivable financing                                                           3,543,909
Due to related parties, current portion                                                 1,853,789
Obligations under capital lease, current portion                                        2,302,661
Obligations under capital lease to related party, current portion                         635,070
Accounts payable                                                                        3,485,058
Accrued interest                                                                          682,861
Accrued expenses                                                                        1,795,452
                                                                                     ------------
Total current liabilities                                                              23,951,791
                                                                                     ------------

Long-term liabilities

Notes payable, less current portion                                                     1,408,816
Due to related parties, less current portion                                            1,053,929
Obligations under capital lease, less current portion                                   1,031,164
Obligations under capital lease to related party, less current portion                    805,089
                                                                                     ------------
 Total long-term liabilities                                                            4,298,998
                                                                                     ------------

          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                October 31, 2002
                                   (Unaudited)


                LIABILITIES AND STOCKHOLDERS' DEFICIT (CONTINUED)

Redeemable preferred and common stock

Series A Preferred, 169,000 shares authorized, issued,
 and outstanding (liquidation value of $20,054,049)                                  $ 12,122,030

Series B Preferred, 400,000 shares issued,
 and outstanding (liquidation value of $1,329,348)                                      1,240,000

Series C Preferred, 91,000 shares authorized, issued,
 and outstanding (liquidation value of $9,100,000)                                      7,319,473

Series D Preferred, 17,500 shares authorized, 8,771 issued,
 and outstanding (liquidation value of $1,040,793)                                        602,860

Common stock, $.001 par value; 553,386 shares issued
 and outstanding (liquidation value of $1,770,836)                                      1,770,836
                                                                                     ------------
Total redeemable preferred and common stock                                            23,055,199
                                                                                     ------------

Commitments and contingencies

Stockholders' deficit

Preferred stock, $.001 par value, 25,000,000 shares authorized
Preferred stock Series B, Convertible, $.001 par value, 5,000,000 shares
authorized, 1,000 shares issued and outstanding                                             2,500
Common stock, no par value, 200,000,000 shares authorized,
68,564,844 shares issued                                                               47,921,113
Additional paid-in capital                                                             14,063,580
Accumulated deficit                                                                   (95,025,302)
Treasury stock, 1,158,837 common shares, at cost                                       (1,427,335)
                                                                                     ------------
Total stockholders' deficit                                                           (34,465,444)
                                                                                     ------------
                                                                                     $ 16,840,544
                                                                                     ============

          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)

                                                Three Months Ended October 31,      Six Months Ended October 31,
                                                   2002             2001                2002              2001
                                               ------------    --------------      -------------     -------------

Revenues                                       $ 10,186,842    $   1,546,820       $  21,125,077     $   2,870,464
                                               ------------    --------------      -------------     -------------
Costs and expenses

Operating                                         7,535,299        1,413,619          15,760,496         2,542,091
Selling, general and administrative               3,032,665          862,529           5,447,702         1,804,577
Depreciation and amortization                     1,114,103          137,514           2,225,560           271,154
                                               ------------    -------------       -------------     -------------

                                                 11,682,067        2,413,662          23,433,758         4,617,822
                                               ------------    -------------       -------------     -------------

Loss from operations                             (1,495,225)        (866,842)         (2,308,681)       (1,747,358)
                                               ------------    -------------       -------------     -------------
Other income (expense)

Interest expense, net                              (580,206)        (457,116)         (1,050,116)         (871,032)
Other                                               900,784          112,379             942,164           123,757
                                               ------------    -------------       -------------     -------------
                                                    320,578         (344,737)           (107,952)         (747,275)
                                               -------------   -------------       -------------     -------------
Net loss                                         (1,174,647)      (1,211,579)         (2,416,633)       (2,494,633)

Accretion on preferred stock                       (727,443)        (624,272)         (1,427,561)       (1,225,176)
                                               ------------    -------------       -------------     -------------
Net loss applicable to common stockholders     $ (1,902,090)   $  (1,835,851)      $  (3,844,194)    $  (3,719,809)

                                               ------------    -------------       -------------     -------------

Net loss per common share, basic and diluted   $      (0.03)   $       (0.03)      $       (0.06)    $       (0.06)
                                               ------------    -------------       -------------     -------------

Weighted average number of common shares
used in computing basic and diluted loss per
common share                                     66,155,370       65,770,953          66,348,843        65,795,954
                                               ------------    -------------       -------------     -------------

          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended October 31,
                                                                               2002              2001
                                                                          --------------    --------------
Cash flows from operating activities
Net loss                                                                   $ (2,416,633)     $ (2,494,633)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Depreciation and amortization                                                 2,225,560           271,154
Gain on sale of land held for sale                                             (421,204)
Gain on sale of property and equipment                                          (39,616)
Gain on early extinguishment of debt                                           (505,297)
Common stock issued in connection with debt                                      60,000
Common stock issued for services                                                  9,500            37,000
Increase (decrease) in cash and cash equivalents
 attributable to changes in operating assets and liabilities:
      Accounts receivable, including unbilled                                   344,233           232,018
      Accounts receivable, related party, net                                  (114,234)
      Prepaid expenses                                                          165,001            61,398
      Other current assets                                                       55,154          (787,591)
      Other assets                                                              (89,983)          238,989
 Accounts payable                                                             1,905,527          (158,040)
 Accrued interest                                                               186,327           776,044
 Accrued expenses                                                              (745,489)         (264,842)
                                                                           ------------      ------------

Net cash provided by (used in) operating activities                             618,846        (2,088,503)
                                                                           ------------      ------------

Cash flows from investing activities
      Proceeeds from sale of land, net of selling costs                       4,452,075
      Purchases of property and equipment                                                        (479,616)
                                                                           ------------      ------------

Net cash provided by (used in) investing activities                           4,452,075          (479,616)
                                                                           ------------      ------------

Cash flows from financing activities
      Proceeds from long-term debt                                            1,875,265         1,759,796
      Repayments of long-term debt                                           (7,105,582)         (762,157)
      Proceeds from related parties                                             300,000
      Repayments to related parties                                            (199,204)         (144,396)
      Repayments of obligations under capital lease                            (319,365)
      Repayments of obligations under capital lease, related party             (200,608)
                                                                           ------------      ------------

Net cash provided by (used in) financing activities                          (5,649,494)          853,243
                                                                           ------------     -------------

Net decrease in cash and cash equivalents                                      (578,573)       (1,714,876)

Cash and cash equivalents, beginning of period                                  913,246         4,001,808
                                                                           ------------     -------------

Cash and cash equivalents, end of period                                   $    334,673     $   2,286,932
                                                                           ------------     -------------

          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES

                                   (Unaudited)

                                                                   Six Months Ended October 31,
                                                                      2002             2001
                                                                  ------------     -----------

Supplemental disclosures of cash flow information

 Cash paid during the period for interest                         $  1,047,672     $    69,838
                                                                  ------------     -----------

 Cash paid during the period for income taxes                     $     11,166     $         -
                                                                  ------------     -----------

Supplemental disclosures of noncash investing and financing activities

      Accretion of preferred stock                                $  1,427,561     $ 1,225,176
                                                                  ------------     -----------

          See accompanying notes to consolidated financial statements.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

         The consolidated financial statements included herein have been prepared by Phoenix Waste Services Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments that, in the opinion of management, are necessary to provide a fair statement of the results for the periods covered. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Form 10-KSB for the year ended April 30, 2002. The results of operations for the interim periods presented are not necessarily indicative of the results for the full year.


NOTE 2 - Nature of Operations

         The Company, a Delaware Corp., includes the following wholly-owned, active, operating subsidiaries: Miners Fuel Company, Inc., Miners Oil Company, Inc., Miners Environmental Company, Inc., (collectively the "Miners Entities" or "Miners"), and All Jersey Express Company, Inc. In addition, the Company's subsidiaries include several inactive, non-operating entities.

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


NOTE 3 - Going Concern Consideration

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of October 31, 2002, the Company had a working capital deficit of approximately $19,511,000, an accumulated deficit of approximately $95,025,000, and a stockholders' deficit of approximately $34,465,000 and has incurred losses since its inception. In addition, as of October 31, 2002, the Company was not in compliance with the majority of its long-term debt and accounts receivable financing agreements. In connection with the financing needed for the acquisitions and the funding of operating expenses, the Company has incurred indebtedness with relatively short repayment schedules.

         The Company's growth and development plan is based on the successful acquisition and integration of strategic businesses, which fit the Company's business model, the most recent of which involved the Miners Entities in November 2001.

         The Company entered into a Stock Purchase Agreement with another waste hauler in February 2002. Upon the Company's execution of a definitive purchase agreement, the Company will seek to arrange the necessary financing to complete this transaction. Currently the Company is unable to determine the likelihood of this transaction.

         In September 2002, the Company completed the sale of its property in Miami, Florida for approximately $4,700,000. In connection with this transaction, the Company incurred costs of approximately $248,000 and realized a net gain of approximately $420,000. Additionally, the Company had a gain on extinguishment of debt amounting to approximately $505,000.

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


NOTE 4 - Net Loss Per Common Share

         Net loss per common share is based on the weighted average number of common shares outstanding. The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Since the effect of the outstanding warrants, options, and preferred stock is antidilutive, they have been excluded from the Company's computation of loss per common share.


NOTE 5 - Accounts Receivable and Other Financing

         The Company had a Receivable Purchase Facility Agreement (the "Agreement"), with its then primary lender (the "Lender") who was closed by the Connecticut Department of Banking on June 27, 2002 and the Federal Deposit Insurance Corporation ("FDIC") was appointed as receiver. On October 17, 2002, a third party ("New Lender") acquired this loan and an equipment and term obligation which were due the Lender, from the FDIC with all the collateral rights existing under the Agreement. As of October 31, 2002, the amount due to the new lender under the Agreement is approximately $3,544,000, exclusive of accrued interest. The aggregate indebtedness due to the new lender as of January 22, 2003 was approximately $8,117,000, exclusive of accrued interest.

         The Company is in discussions with the new lender regarding financing arrangements and restructuring of this indebtedness. As of October 31, 2002, the entire loan obligation is included in current liabilities.

         See the Company's Form 10-KSB for the year ended April 30, 2002 for further detail.


NOTE 6 - New Accounting Pronouncements

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - New Accounting Pronouncements (continued)

         In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial position.


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

              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Segment Information (continued)


         Operating segment information for the three and six months ended October 31, 2002 and 2001 is summarized as follows:

                                                         Heating oil
                                             Waste        and other     Specialty    Corporate and                      Total
                                            hauling      commodities     hauling         other        Eliminations     Company
                                          ------------  -------------   ----------  ---------------  --------------  -------------
  Three Months Ended October 31, 2002
-----------------------------------------
Total revenues                            $ 7,036,367   $ 3,545,320    $ 406,650   $      14,804     $  (816,299)   $ 10,186,842
Depreciation and amortization               1,034,357        44,233        5,550          29,963                       1,114,103
Net income (loss)                          (1,020,300)     (122,949)      68,603        (100,001)                     (1,174,647)
Interest expense, net                         222,577        21,206        1,051         335,372                         580,206

   Six Months Ended October 31, 2002
-----------------------------------------
Total revenues                            $15,499,834   $ 6,926,474    $ 779,369   $      27,925     $(2,108,525)   $ 21,125,077
Depreciation and amortization               2,070,553        83,533       11,550          59,924                       2,225,560
Net income (loss)                          (1,093,251)     (226,056)     198,702      (1,296,028)                     (2,416,633)
Total assets                               12,427,095     2,956,234      501,444         955,771                      16,840,544
Interest expense, net                         479,399        42,149        1,600         526,968                       1,050,116

  Three Months ended October 31, 2001
-----------------------------------------
Total revenues                            $ 1,587,136   $         -    $       -   $     (40,316)    $         -     $ 1,546,820
Depreciation and amortization                 102,886                                     34,628                         137,514
Net income (loss)                             144,007                                 (1,355,586)                     (1,211,579)
Interest expense, net                          25,138                                    431,978                         457,116

   Six Months Ended October 31, 2001
-----------------------------------------
Total revenues                            $ 2,836,354   $         -    $       -   $      34,110     $         -     $ 2,870,464
Depreciation and amortization                 193,675                                     77,479                         271,154
Net income (loss)                             (66,927)                                (2,427,706)                     (2,494,633)
Total assets                                1,359,813                                 16,080,439                      17,440,252
Capital expenditures                                                                     479,616                         479,616
Interest expense, net                          37,057                                    833,975                         871,032


              PHOENIX WASTE SERVICES COMPANY, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Commitments and Contingencies

         Litigation - One of the Company's loan holders is claiming that the Company owes him approximately 2,250,000 shares of the Company's Common Stock in penalty shares as of October 31, 2002, with 60,000 shares accruing on a monthly basis from September 1, 2002 pursuant to the loan agreement as well as damages of approximately $323,000 plus interest. The loan holder was granted a summary judgment, which the Company is appealing in the Superior Court of New Jersey, Essex County. The Company is in settlement negotiations with the loan holder.

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

The information set forth and discussed below for the three months and for the six months ended October 31, 2002 and October 31, 2001 is derived from the consolidated financial statements included elsewhere herein. The financial information set forth and discussed below is unaudited but, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such information. The results of operations of the Company for the fiscal quarter ended October 31, 2002 may not be indicative of results expected during the later quarters or for the entire fiscal year ended April 30, 2003.

RESULTS OF OPERATIONS

For the fiscal quarter ended October 31, 2002 the Company's consolidated revenues increased to $10,186,842, compared to $1,546,820 for the quarter ended October 31, 2001, and increased to $21,125,077 for the six months ended October 31, 2002 as compared to $2,870,464 for the six months ended October 31, 2001. This increase is attributable to the acquisition of the Miners Entities (Miners Fuel Company, Inc., Miners Environmental Inc. and Miners Oil Company, Inc.) in November 2001.

Operating loss from continuing operations increased to $1,495,225 from $866,842 for the quarter ended October 31, 2002, as compared to the quarter ended October 31, 2001, and increased to $2,308,681 from $1,747,358 for the six months ended October 31, 2002 as compared to the six months ended October 31, 2001. However, EBITDA (earnings before interest, taxes, depreciation and amortization) increased by $1,393,083 from a negative EBITDA of $1,476,204 for the six months ended October 31, 2001 to a negative EBITDA of $83,121 for the six months ended October 31, 2002, primarily because of the significant increase in revenues. EBITDA for the quarter ended October 31, 2002 increased $347,706 to a negative $381,622 from a negative $729,328 for the quarter ended October 31, 2001. Interest expense (net) for the fiscal quarter just ended increased to $580,206 from $457,116 for the prior year's fiscal quarter and to $1,050,116 for the six months ended October 31, 2002 as compared to $871,032 for the prior year's six month period.

The Company files consolidated Federal Tax Returns for which there are net operating loss carry-forwards. The Company has not recorded any income tax benefit for the quarter ended October 31, 2002. Management, at this time, cannot determine the probability if any of the tax benefit will be realized in future periods. At October 31, 2002, the Company has significant operating loss carry-forwards of approximately $95,000,000, which expire between 2009 and 2022. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss carry-forwards available to be used in any given quarter in the event of significant changes in ownership.

During the quarter ended October 31, 2002 the Company recorded accretion on its Preferred Stock of $727,443 related to a mandatory redemption feature, as compared to $624,272 for the quarter ended October 31, 2001, and $1,427,561 for the six months ended October 31, 2002 as compared to $1,225,176 for the six months ended October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2002, the Company had a working capital deficit of $19,511,345 and total debt of $18,196,295 ($15,733,550 current), including accrued interest of $682,861, related party debt of $2,907,718 ($1,853,789 current) and
$3,543,909 accounts receivable financing (current). In addition, the Company has obligations under capital leases of $4,773,984 (of which $2,937,731 is current and $1,440,159 is due to related parties). As of October 31, 2002 the Company was not in compliance with a majority of its long-term debt agreements.

For the six months ended October 31, 2002 the Company generated net cash from operating activities of $618,846 as compared with net cash used in operating activities for the six months ended October 31, 2001 of $2,088,503, for a net improvement of $2,707,349 this year as compared to the prior year. This significant increase in cash provided by operating activities for the six months ended October 31, 2002 is primarily due to the significant increase in revenue and operating income as compared to the same quarter in the prior fiscal year.

During the six months ended October 31, 2002 the Company also realized $4,452,075 proceeds from the sale of its Miami property, net of selling costs, during the quarter ended October 31, 2002.

During the six months ended October 31, 2002, the Company showed net cash used in financing activities of $5,649,494 as compared to net cash provided by financing activities of $853,243 for the six months ended October 31, 2001, primarily relating to repayments of long-term debt and obligations under capital leases in the six months ended October 31, 2002.


GOING FORWARD AND SUBSEQUENT EVENTS

The Company's growth and development plan has been based upon the successful acquisition and integration of strategic businesses which complement the Company's specialty transportation business, including the acquisition of All Jersey Express Company, Inc. in April 2001 and the acquisition of the Miners Entities in November 2001. In June 2002 the principal financial institution that provided various loans and an accounts receivable lending facility to the Company was closed by banking authorities. For this reason the Company has been forced to seek new banking relationships to provide alternative financing for current obligations and for future acquisitions. In addition, the failure of the financial institution has resulted in the Company not being in compliance with certain of its lending agreements. Approximately $8,000,000 of the Company's debt presently is held by a financial institution which acquired this debt from the FDIC. The Company presently is in discussions with this financial institution regarding financing arrangements for and the restructuring of this obligation.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and its chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION


Item 1. - Legal Proceedings

All legal proceedings reported in the Company's Form 10-KSB/A for the fiscal year ended April 30, 2002 in which the Company was a named defendant have been settled or are in settlement discussions.


Item 2. - Changes in Securities

                  (a) None

                  (b) None

                  (c) During the fiscal quarter ended October 31, 2002, the Company issued 50,000 shares of its common stock to one person for professional services, valued at $0.09 per share. During the fiscal quarter ended October 31, 2002, the Company issued 840,000 shares of its common stock to one person pursuant to a court order pertaining to a lawsuit in which the Company is a defendant. These shares were valued at $0.07 per share.

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

                  (d) Not Applicable


Item 3. - Defaults Upon Senior Securities

As set forth in Note 8 to the financial statements of the Company's Form 10-KSB/A for its fiscal year ended April 30, 2002 and in Note 3 to the Company's financial statements included herein, the Company is not in compliance with a majority of its long-term debt and accounts receivable financing agreements.

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

Date:                               PHOENIX WASTE SERVICES COMPANY, INC.
January 28, 2003                    (Registrant)



                                    By /s/ Marvin Roseman
                                      --------------------------------
                                    Marvin Roseman, Principal Executive Officer,
                                    Principal Financial Officer,
                                    Principal Accounting Officer, Treasurer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marvin Roseman, Chief Executive Officer of Phoenix Waste Services Company, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Phoenix Waste Services Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: January 28, 2003       Signature:          /s/ Marvin Roseman
                                         ---------------------------------------
                                         Marvin Roseman, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Marvin Roseman, Chief Financial Officer of Phoenix Waste Services Company, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Phoenix Waste Services Company, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: January 28, 2003       Signature:          /s/ Marvin Roseman
                                         ---------------------------------------
                                         Marvin Roseman, Chief Financial Officer